Form 10-K
period 1996-05-31
ENDOGEN INC
filed 1996-08-29
CIK 894020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                                    FORM 10-K

(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended May 31, 1996
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ________________to _______________.

                         Commission File Number 0-21354

                                  ENDOGEN, INC.
             (Exact name of registrant as specified in its charter)

              Massachusetts                               04-2789249
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                  Identification No.)

             30 Commerce Way                                01801
           Woburn, Massachusetts                          (Zip Code)
    (Address of principal executive offices)

       Registrant's telephone number, including area code: (617) 937-0890

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each Class                 Name of Exchange on which registered
      -------------------                 ------------------------------------
  Common Stock, $.01 Par Value                 The Boston Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  /X/                    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


Aggregate market value as of August 23, 1996, of Common Stock held by non-affiliates of the registrant: $13,109,000, based on the average per share bid and ask price of such stock on the Nasdaq SmallCap Market on August 23, 1996.

Number of shares of Common Stock outstanding on August 23, 1996:  2,952,477

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended May 31, 1996. Portions of such Proxy Statement are incorporated by reference in Part III of this report. Portions of the registrant's Registration Statement on Form S-4 declared effective by the Securities and Exchange Commission on February 12, 1993 are incorporated by reference in the exhibits to this report.

                                     PART I

       This Report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in "Item 1. Business" under the subheading "Risk Factors" and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report, that could cause actual results to differ materially from historical results or those currently anticipated. In this Report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

ITEM 1.  BUSINESS.

Overview

       Endogen, Inc. ("Endogen") was incorporated on June 1, 1983 and commenced commercial operations in November 1985. In March 1993, Endogen became a publicly traded company upon the consummation of the merger of Diagnostics Holding Corp. ("Diagnostics") with and into Endogen, with Endogen being the surviving corporation. The shareholders of Diagnostics consisted of all of the former minority shareholders of Leeco Diagnostics, Inc., a company formerly traded on the NASD OTC Bulletin Board(SM).

       Endogen is a supplier of specialty reagents and immuno-assay test kits to customers involved in biomedical research, the biotechnology industry and pharmaceutical drug discovery. Endogen uses monoclonal antibody and recombinant DNA technology to develop and manufacture products in the field of cytokines and related immune system factors, the chemical messengers which convey signals within the immune system.

       Endogen offers three major product lines. The first is in vitro immuno-assay test kits, used for the measurement of human cytokines and related cell surface proteins in biological samples. The second is in vitro immuno-assay test kits, used for the measurement of mouse and other species cytokines, an important and growing area of biomedical research. The third is specialty reagents, including monoclonal antibodies and recombinant proteins, which are used by the biomedical research community in the course of basic and applied research projects. Endogen's product lines provide researchers with tools for investigating the basic cellular mechanisms underlying the human immune system and its response to infection, AIDS, cancer and other diseases. Endogen's products are developed through technology in-licensing agreements with leading medical institutions and pharmaceutical companies, followed by in-house product development, validation, manufacturing and quality control.

       Endogen's products are sold via catalog and direct selling throughout the United States and are distributed in approximately 40 other countries worldwide. Approximately 49% of Endogen's fiscal 1996 sales were exported, and approximately 33% and 32% of sales were exported in Endogen's fiscal 1995 and 1994, respectively. Endogen has sold its products to almost 1,000 organizations and institutions including pharmaceutical and biotechnology firms, hospitals, universities and biomedical research labs worldwide.

The Market

       Biomedical researchers around the world are constantly in search of specialty research products necessary to conduct basic and applied research. This research is conducted in settings that range from university and medical school laboratories to pharmaceutical and biotechnology research and development groups. Biomedical research depends on the availability of new biomedical products of the type developed and marketed by Endogen.

       The market for biomedical research products includes specialty reagents as well as enzyme immuno-assay ("EIA") test kits. Endogen's specialty reagents are used by customers as part of their general biomedical research. Endogen's EIA test kits streamline the laboratory research process by eliminating the need for customers to independently develop and validate methods for measuring cytokines and related immune system factors in laboratory samples.

       Cytokines are small, hormone-like, soluble proteins secreted by activated cells of the immune system. Through their activities, cytokines coordinate and orchestrate the proper functioning of the immune system. These proteins typically are present in extremely small quantities in both the bloodstream and the cells by which they are produced. Cytokines are capable of exerting profound effects on the body even when present in concentrations of less than one nanogram per milliliter (a nanogram is one-billionth of a gram). Cytokines, like growth factors, interact with specialized target receptors and stimulate a chain of secondary messengers leading to a biological response. Such biological responses result from changes in both the molecular capabilities and behaviors of cells. For example, cytokines can activate cells to recognize and eliminate harmful bacteria and viruses. In addition, cytokines are instrumental in the body's defense against cancer, AIDS and other life-threatening diseases.

       Cytokines are the subject of worldwide research efforts. To date, more than 50 molecules have been identified as cytokines; this number is expected to continue growing as research in this field expands. Cytokines have played a role, not only in biomedical research, but in the emergence of the biotechnology industry where gene splicing is used to produce large quantities of a single protein for therapeutic use. Endogen believes that the products it provides to the biomedical research market are well-matched to the growing interest in the cytokine and cytokine-related field. There can be no assurance, however, that this field will continue to expand or that the Company's products will be successfully introduced into the marketplace. See "BUSINESS--Risk Factors" herein.

Specialty Research Reagents

       Endogen currently offers approximately 200 specialty reagent products. These include recombinant DNA-derived cytokines, polyclonal and monoclonal antibodies. Such products are used by customers to investigate the biological responses evoked by immune system proteins. Applications for Endogen's research reagents include a variety of laboratory experiments involving live cell cultures or laboratory animal models.

       In-licensing agreements for novel hybridoma cell lines which produce monoclonal antibodies provide a significant source of new specialty reagents. Endogen develops and maintains relationships with leading medical research institutions across the United States and overseas through activities, including attendance at scientific meetings. This allows Endogen to identify new products and to support its existing products. There can be no assurance, however, that the Company will maintain these relationships or that these relationships will continue to facilitate the Company's development with respect to new and existing products.

In Vitro Assay Kits

       Endogen currently markets 49 in vitro assay kits. Thirty-two of the kits measure human cytokines and related biomolecules; the other seventeen kits measure mouse, rat, pig and rabbit cytokines and related biomolecules. Most of Endogen's test kits are for laboratory research only, not for diagnostic or therapeutic use. One test kit acquired from T Cell Diagnostics, Inc. ("TCD") measures soluble IL2R which is approved for the diagnosis of hairy cell leukemia. In general, EIA kits are used by customers to precisely determine the level of a particular cytokine in serum, plasma or other biological samples. EIAs provide for more specific, reproducible and easier techniques for measuring biological factors. Prior to the development of EIAs, cytokines and other factors were measured using cell-based bioassays in which the cytokine level in a sample is estimated by observing the experimental sample's effect on cultured live cells, relative to a standard of known effect.

       In a typical EIA test kit, an antibody specifically isolates the cytokine from a researcher's sample during the first incubation step. A second antibody then binds to the captured cytokine. This second antibody is linked to an enzymatic tag which provides a measurable signal, allowing precise determination of the cytokine concentration in the sample, even in minute concentrations. Results from the assay are recorded using a standard laboratory instrument.

       Endogen believes that the discovery of new cytokines, coupled with ongoing research on the cellular and molecular role of cytokines in preventing and combating disease, will continue to increase demand for this product line. There is no assurance, however, that any of the reagents or test kits that are presently in the research and development phase can be developed, or if developed, successfully introduced into the marketplace. See "BUSINESS - Risk Factors" herein.

Product Licensing

       Endogen obtains commercial rights to new technologies and new products for the research markets through in-licensing. In-licensing generally provides Endogen with the raw materials for product development in a timely fashion, thereby reducing the product development cycle time and supporting in-house manufacturing capabilities.

       Endogen's success will depend in part upon its ability to keep pace with evolving technologies and market demands for specialty biological products. Endogen is highly dependent on product licensing arrangements as a source for the basic components utilized in the development and manufacture of both human and mouse product lines. See "BUSINESS - Risk Factors" herein. Through certain in-license agreements, Endogen has obtained cell lines for the production of monoclonal antibodies utilized in the majority of the Company's human and animal test kits. The antibodies are also sold as specialty reagents. These products, manufactured at Endogen, accounted for a substantial portion of revenues for fiscal 1996.

Products Under Development

       Endogen is currently developing additional antibodies, recombinant proteins and test kits for segments of the life sciences market. These programs are expected to result in further expansion of its existing product lines and the introduction of new product lines. Kits for the measurement of novel biomolecules are currently in the prototype stage of development and several of these products are expected to reach the marketplace in fiscal 1997. There is no assurance, however, that any of the specialty reagents or test kit products that are presently in the research and development phase can be developed, or if developed, be successfully introduced into the marketplace. Research and development expenditures totaled $758,772, $956,386 and $1,124,910 in fiscal years 1994, 1995, and 1996, respectively. Purchased in-process research and development expense related to the TCD asset purchase in March 1996 totaled $579,600. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" herein.

Business Relationships

       Endogen has entered into a number of business relationships with commercial organizations, including the following:

       Endogen entered into a distribution agreement with Funakoshi Co., Ltd. ("Funakoshi") in 1988. Under the terms of the agreement, subject to certain performance objectives, Endogen grants exclusive rights to Funakoshi to distribute products under the Endogen label in the Japanese market.

       In 1991, Endogen entered into a distribution and supply agreement with Biozol Diagnostica Vertrieb, GmbH ("Biozol") under which Biozol has exclusively distributed Endogen's products to individual country distributors in certain European countries. Effective September 1, 1996, the agreement has been amended so that Endogen will distribute its products directly to individual country distributors in Europe. Biozol will continue as Endogen's exclusive distributor in Germany.

       In 1994, Endogen entered into a three-year worldwide product supply and marketing agreement with Amersham International PLC ("Amersham PLC") and initiated distribution of Endogen's mouse cytokine ELISA kits under the Amersham PLC label. In September 1995, the agreement was broadened to include distribution of Endogen's human cytokine ELISA kits under Amersham PLC label. Amersham PLC is a leader in the market for biomedical products such as labeled compounds, antibodies and test kits and is a leading developer and marketer of radiopharmaceuticals and reagents. Endogen continues to manufacture and market human and animal test kit product lines under its own label in addition to supplying Amersham PLC.

       In 1994, Endogen entered into an investment banking and financial advisory services agreement with Barber and Bronson, Incorporated ("B&B") which, by its terms expired in December 1995. Pursuant to that agreement, Endogen granted a warrant to B&B to purchase up to 180,000 shares of Endogen's common stock. The warrant is exercisable through December 15, 1999 at exercise prices ranging from $2.00 to $4.00 per share.

       In 1996, Endogen entered into an asset purchase agreement with Cytokine Sciences, Inc. ("CSI"), a manufacturer and seller of cytokine specialty reagents and test kits. Under the terms of the agreement, Endogen acquired two novel product lines in exchange for $100,000 cash and 20,984 shares of Endogen common stock.

       In 1996, Endogen entered into an agreement with T Cell Sciences, Inc. ("TCS") and T Cell Diagnostics, Inc. ("TCD") pursuant to which Endogen acquired substantially all of the assets and operating business of TCD, TCS's subsidiary, and certain assets of TCS, in exchange for a $2,002,978 convertible subordinated note payable over five years beginning in September 1996, a $452,153 short-term promissory note and $528,341 cash. Endogen now markets all of the research products formerly sold under the TCD name. Endogen also manufactures certain diagnostic products, acquired from TCD, one of which is approved for sale in the U.S. and a second which is supplied under contract to a partner in Japan. Endogen further agreed to manufacture certain diagnostic products for TCS for a period of five years.

Government Regulation

       Most of Endogen's products are marketed as "research use only" products and are not currently regulated by the U.S. Food and Drug Administration (the "FDA"). As a result of the acquisition of TCD's operating business, Endogen now manufactures certain in vitro diagnostic products which are subject to regulation by the FDA. Consequently, the Company's manufacturing facility is regulated by the FDA under Good Manufacturing Practices regulations and is therefore subject to periodic site inspections.

       Endogen's laboratories and manufacturing operations are subject to regulation by a variety of other federal, state, and local governmental agencies. See "BUSINESS - Risk Factors" herein.

Availability of Raw Materials

       Endogen holds licenses to and maintains back-up stocks of various cell lines that are necessary to the manufacture of key components of its product lines. Endogen believes that it maintains adequate supplies of materials on hand to allow it to continue to manufacture products and meet customer demand.

Patents, Trademarks, and Trade Secrets

       Endogen relies upon trade secrets and proprietary know-how in addition to licensing arrangements to maintain and develop its business. Although Endogen seeks to protect its proprietary information, there can be no assurance that others will not either independently develop the same or similar information, obtain unauthorized access to Endogen's proprietary information or misuse information to which Endogen has granted access.

       Endogen has obtained federal trademark registration for the Endogen name and mark in the United States. Trademark registration has also been obtained or is pending in various foreign countries.

       No assurance can be given that Endogen's products do not infringe upon patents or proprietary rights owned or claimed by others. Except as noted below, Endogen has not been notified that its products infringe upon proprietary rights held by others; nor has it conducted patent infringement studies. See "BUSINESS
- - Risk Factors" herein.

Significant Customers

       Endogen's largest customers are Amersham PLC, Funakoshi and Biozol. Amersham PLC distributes certain of Endogen's test kits under the Amersham PLC label, pursuant to a three-year worldwide product supply and marketing agreement with Endogen. Sales to Amersham PLC totaled $1,224,000 in fiscal year 1996. Endogen sells its products to Funakoshi for distribution in Japan under the terms of a distribution agreement. Sales under this agreement were approximately $473,000, $429,000 and $657,000 for the fiscal years 1994, 1995 and 1996, respectively. Endogen has sold its
products since 1991 to Biozol for European distribution under the terms of their distribution and supply agreement. Sales under this agreement were approximately $393,000, $527,000 and $492,000 for the fiscal years 1994, 1995, and 1996, respectively. Biozol currently owns approximately 5% of the outstanding capital stock of Endogen. See "BUSINESS - Business Relationships" herein.

Export Sales

       Export sales to Europe accounted for approximately 31% of revenues in fiscal 1996 compared with 22% of revenues in fiscal 1995 and 15% in fiscal 1994. The increase in fiscal 1996 was related primarily to the addition of new products sold under the Endogen name and under private label. The increase in fiscal 1995 was primarily due to new product introductions. Export sales to Japan and the Far East accounted for 15%, 8% and 14% of Endogen product revenue for the fiscal years 1996, 1995 and 1994, respectively.

Seasonality of Business

       Endogen's customers include university-based research centers and hospital laboratories whose operations follow the academic calendar. Sales levels worldwide are often lower in the summer months. Accordingly, the first quarter of Endogen's fiscal year, which runs from June through August, tends to be the weakest quarter of Endogen's fiscal year, although Endogen cannot predict if this tendency will continue.

Backlog

       There was no significant backlog for Endogen's products over the past three years. Endogen ships most orders within one week of the placement of the order.

Competition

       The life science market, including research biologicals and Cytokine EIA kits, is supplied by a number of established biomedical products manufacturers located in the United States, Europe and Japan. Many of Endogen's competitors are actively developing additional products for this market.

       Many of Endogen's competitors have substantially greater financial, research and development, manufacturing, marketing, and human resources than Endogen. Consequently, Endogen expects the continuation of intensive competition in the biomedical products market. See "BUSINESS - Risk Factors" herein.

Employees

       Endogen had 59 full-time and part-time employees as of May 31, 1996. Endogen recognizes that its future success depends in part on its ability to recruit and retain talented and trained scientific and commercial personnel. See "BUSINESS - Risk Factors" herein. Endogen believes that it has been generally successful in hiring and retaining such personnel, but there can be no assurance that such success will continue.

       None of Endogen's employees is represented by a labor union, and Endogen considers its relations with its employees to be excellent.

Risk Factors

       The Company's future business, operating results and financial condition are subject to various risks and uncertainties, including those described below.

Capital Requirements.

       In the future Endogen may need to raise substantial additional funds through equity or debt financings, research and development financings, collaborative relationships or otherwise. Endogen may seek to raise funds whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. There can be no assurance that any such additional funding will be available to Endogen or, if available, that it will be on reasonable terms. Any such additional funding may result in significant dilution to existing shareholders. If adequate funds are not available, Endogen may be required to significantly curtail its operations or obtain funds through arrangements with collaborative partners that may require Endogen to relinquish certain material rights to its products.

Risks Related to Growth through Acquisition.

       The Company's strategy is to continue its internal growth and to pursue additional acquisitions of, or relationships with, other companies as strategic opportunities arise in the biomedical industry and related industries. As a result, the Company is subject to certain growth-related risks, including the risk that it will be unable to retain personnel or acquire other resources necessary to adequately accommodate such growth. There can be no assurance that any suitable opportunities for future strategic acquisitions or relationships will arise or, if they do arise, that the transactions contemplated thereby could be completed. There can be no assurance that the Company will be able to integrate effectively into the Company the businesses that the Company has acquired or those that it may acquire in the future. In addition, such transactions are subject to various risks generally associated with the acquisition of businesses, including the financial impact of expenses associated with the integration of businesses and the diversion of management resources. There can be no assurance that any recent or future acquisition or other strategic relationship will not have an adverse impact on the Company's business or results of operations. If suitable opportunities arise in the future, the Company anticipates that it would finance such transactions, as well as its internal growth, through working capital or, in certain instances, through additional debt or equity financing. There can be no assurance, however, that such debt or equity financing would be available to the Company on acceptable terms when, and if, suitable strategic opportunities arise.

Uncertainty of Future Profitability.

       To sustain future profitability Endogen must, among other things, continue to market its current research products and successfully introduce new products to the market. There can be no assurance that Endogen will be able to continue manufacturing its current products, successfully develop new products or that such products, if developed, will be in demand by customers. Endogen expects to incur substantial expenses over the next several years as its product lines and operations expand. There can be no assurance that Endogen will be able to sustain profitability.

Dependence on Technology Licensing.

       Endogen is highly dependent on technology and product licensing arrangements as a principal source for the basic components used in the development and manufacture of its products. Endogen expects to continue to need licenses to proprietary cell lines, patents or other proprietary rights of third parties. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to Endogen, if at all. In addition, certain of Endogen's technology and product licenses have been obtained under non-exclusive terms. No assurances can be given that such technologies or products will not be licensed or commercialized by competitors and marketed to the same customers. See "BUSINESS - Product Licensing" herein.

Competition and Risk of Technological Obsolescence.

       Competitors of Endogen in the United States and abroad are numerous and include, among others, biotechnology companies, diagnostics manufacturers and catalog supply companies. Endogen's success depends upon developing and maintaining a competitive position in the development of products and technologies in its area of focus. Competition from other research products and diagnostics companies is intense and expected to increase as new products enter the market and new technologies become available. Endogen's competitors may also succeed in developing technologies and products that are more effective than any which have been or are being developed by Endogen or that render Endogen's technologies or products obsolete or noncompetitive. Endogen's competitors may also succeed in obtaining patent protection or other intellectual property rights that would block Endogen's ability to develop new products. Finally, many of these competitors have substantially greater research and development capabilities, manufacturing, regulatory and marketing experience and financial and managerial resources than Endogen. See "BUSINESS - Competition" herein.

Government Regulation.

       Endogen's research and development programs, as well as its manufacturing and marketing operations, are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Certain of Endogen's products are subject to governmental approval for continued commercial sale. The manufacturing and marketing of additional products in the future for diagnostic use would be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities.

Dependence on Proprietary Technology.

       Endogen's success will depend, in part, on its ability to preserve its trade secrets and operate without infringing the proprietary rights of third parties. Endogen could encounter delays in product market introductions while it attempts to design around such patents or other rights, or be unable to develop, manufacture or sell such products. See "BUSINESS - Patents, Trademarks and Trade Secrets" herein.

       Endogen also seeks to protect its proprietary technology, including technology which may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors' rights agreements with its collaborators, advisors, employees and consultants. There can be no assurance that these agreements will not be breached, that Endogen will have adequate remedies for any breach, or that Endogen's trade secrets will not otherwise be disclosed to, or discovered by, competitors.

Commercial Sales and Marketing Requirements.

       Endogen currently sells its research products directly to end-users in the United States and through distributors abroad. While Endogen has expanded its marketing and sales force, there can be no assurance that Endogen will be able to further expand its sales and distribution capabilities for the research market without undue delays or expenditures or that it will be successful in maintaining market acceptance for its products.

Dependence Upon Key Personnel.

       Endogen is highly dependent on the members of its management and scientific staff, the loss of whom could have a material adverse effect on Endogen. Endogen also depends on scientific advisors, who may have commitments that limit their availability to Endogen. In addition, Endogen believes that its future success will depend in large part upon its ability to attract and retain highly skilled scientific, managerial and marketing personnel. Endogen faces significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that Endogen will be successful in hiring or retaining the personnel it requires for continued growth. The failure to hire and retain such personnel could materially and adversely affect Endogen's prospects. See "BUSINESS - Employees" herein.

International Operations.

       The percentage of revenues from international sales were 49%, 33% and 32% in fiscal years 1996, 1995 and 1994, respectively. Endogen believes that international sales will continue to represent a significant portion of its business. Endogen's international business and financial performance may be adversely affected by such matters as fluctuations in exchange rates, tariff regulations and difficulties in obtaining export licenses. In addition, Endogen's business may be adversely affected by lower sales levels that typically occur during the summer months in Europe and other parts of the world.

ITEM 2.  PROPERTIES.

       Endogen leases but does not own real property. Endogen's executive offices and manufacturing operations currently occupy approximately 38,000 square feet located at 6-8 Gill Street, Woburn, Massachusetts pursuant to a lease, acquired through the TCD acquisition, which expires in June 2001. Rent payments at this facility totaled approximately $68,000 from March 4, 1996 through May 31, 1996. Annual rent payments for each of the remaining years under the lease will average approximately $229,000, payable in monthly installments. In addition, Endogen pays certain operating expenses and will depreciate approximately $938,000 of existing leasehold improvements over the three-and-one-half years remaining in the initial term of the Gill Street lease.

       In connection with the acquisition of TCD, Endogen is in the process of consolidating all operations formerly located at 640 Memorial Drive, Cambridge, Massachusetts to Woburn, Massachusetts. On May 31, 1996, Endogen entered into a lease termination agreement with Massachusetts Institute of Technology ("MIT") covering the approximately 21,000 square feet located at 640 Memorial Drive, Cambridge, Massachusetts. Endogen has been released from all commitments under the Cambridge lease and, in addition, will be reimbursed approximately $354,000 by MIT for undepreciated leasehold improvements over a 33-month period. Endogen will continue to occupy approximately 5,000 square feet of laboratory space at the Cambridge, Massachusetts location until September 29, 1996 through a sub-lease from Millennium Pharmaceuticals, Inc.

       On August 1, 1996, Endogen entered into a three-year lease agreement with Landman Omnibus XI Limited Partnership for approximately 12,000 square feet of office and laboratory space at 30 Commerce Way, Woburn, Massachusetts. Rent will be payable effective December 1, 1996. Payments will total approximately $52,000 for the year ending May 31, 1997 and afterwards will average approximately $103,000 per year, payable in monthly installments.

       The Company believes its present facilities are adequate to meet current needs.

ITEM 3.  LEGAL PROCEEDINGS.

       Endogen is not a party to and none of its property is subject to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of the security holders during the fourth quarter of the Company's fiscal 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The Company's Common Stock was traded on the NASD OTC Bulletin Board(SM) under the symbol "ENDG" since its initial public offering on March 19, 1993. The Company's Common Stock has been traded on the Nasdaq SmallCap Market since September 18, 1995 under the symbol "ENDG" and on the Boston Stock Exchange under the symbol "EDG" since May 12, 1994. Prior to March 19, 1993, there was no public market for the Company's Common Stock. The following table sets forth the range of quarterly high and low bid information for the Common Stock as reported by the National Quotation Bureau Incorporated until September 17, 1995 and the range of quarterly high and low sales prices as reported on Nasdaq Small Cap Market from September 18, 1995 forward. Such over-the-counter market quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                 High             Low
Fiscal 1995

First Quarter..........................         1 7/8            1

Second Quarter.........................         2                1

Third Quarter..........................         3                1 1/8

Fourth Quarter.........................         3 3/16           2 1/4

Fiscal 1996

First Quarter..........................         4 1/8            3 3/16

Second Quarter.........................         4 7/8            3

Third Quarter..........................         4 1/8            3 1/32

Fourth Quarter.........................         5 1/4            3 1/4

Fiscal 1997

First Quarter through
 August 23, 1996                                5 1/8            3 3/16

       As of August 23, 1996, there were approximately 538 shareholders of record. The Company believes that shares of the Company's Common Stock held in bank, money management, institution and brokerage house "nominee" names may account for at least an estimated 1,200 additional beneficial holders.

       The Company has never paid cash dividends on its Common Stock and has no present intention to pay cash dividends in the future. The Company intends to retain any future earnings to finance the growth of the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

       The following table sets forth certain financial data with respect to the Company for the five fiscal years ended May 31, 1996. The annual data for the five years ended May 31, 1996 have been derived from financial statements audited by Price Waterhouse, LLP, independent accountants. The balance sheets at May 31, 1995 and May 31, 1996, respectively, and the related statements of operations, of changes in stockholders' equity and of cash flows for the three years ended May 31, 1996 and the notes thereto, appear elsewhere in this report. The selected financial data is qualified by reference to and should be read in conjunction with the financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

                                                              Year Ended May  31,
                                         ----------------------------------------------------------
                                          1992        1993         1994          1995          1996
                                          ----        ----         ----          ----          ----

Operating Statement
 Data:

Revenues                               $1,846,003   $2,557,995   $3,266,410    $5,072,075   $6,622,161
Cost of sales                             676,100      769,369    1,037,048     1,772,051    2,476,997
Research and
 development
 expenses                                 397,562      513,064      758,772       956,386    1,124,910
Purchased in-process research and
 development                                   --           --                         --      579,600
Selling, general, and
 administrative
 expenses                                 941,119    1,143,891    1,872,499     2,337,700    3,130,629
Income (loss) from
 operations                              (168,778)     131,671     (401,909)        5,938     (689,975)
Net income (loss)                        (174,815)     132,492     (370,089)       24,302     (700,539)
Net income (loss)
 per share                                   (.29)         .02         (.14)          .01         (.25)
Weighted average common and common
equivalent shares outstanding             988,467    1,990,051    2,592,600     2,792,229    2,835,697

                                                                   May  31,
                                         ----------------------------------------------------------
                                          1992        1993         1994          1995          1996
                                          ----        ----         ----          ----          ----

Balance Sheet Data:

Working capital                           397,652   $2,964,743   $1,967,888    $2,378,996   $2,143,598
Total assets                            1,083,829    4,003,953    3,742,669     4,415,153    6,556,380
Total long-term debt                       31,150       82,501       53,616       334,411    2,060,015
Redeemable convertible
 preferred stock                        1,115,214           --           --            --           --
Total stockholders'
 equity(1)                                657,857    3,355,153    3,021,309     3,181,774    2,891,353

- -----------------------------

(1) Endogen has not declared cash dividends during any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following discussion includes forward-looking statements, including, but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives, and actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described above. See "BUSINESS - Risk Factors" herein.

Results of Operations

       As an aid to understanding Endogen's operating results, the following table shows each item from the statement of operations expressed as a percentage of revenues.

                             PERCENTAGE OF REVENUES

                            Fiscal year ended May 31,

                                              1994      1995    1996
                                              -----     ----    ----

Revenues                                      100.0%   100.0%   100.0%
Costs and expenses:
  Cost of sales                                31.8%    34.9%    37.3%
  Selling, general, and administrative         57.3%    46.1%    47.3%
  Research and development                     23.2%    18.9%    17.0%
  Purchased in-process R&D                       --       --      8.8%
Income (loss) from operations                 (12.3%)     .1%   (10.4%)
  Interest income (expense) net                 1.0%      .4%     (.2%)

Net income (loss)                             (11.3%)     .5%   (10.6%)


       As described below, the primary reason for the net loss of $700,539 or $0.25 per share for the fiscal year ended May 31, 1996 were fiscal fourth quarter charges of $579,600, or $0.20 per share, relating to purchased in-process research and development associated with the acquisition of substantially all of the assets and operating business of T Cell Diagnostics ("TCD") in March 1996 as well as other charges of approximately $384,400, or $0.14 per share, related to the TCD acquisition and integration of the two operations.

Revenues

       Total revenues of Endogen were $6,622,161, $5,072,075, and $3,266,410 in fiscal years 1996, 1995, and 1994, respectively. Total revenues increased by $1,550,086, or 31%, from fiscal 1995 to fiscal 1996 and increased by $1,805,665, or 55%, from fiscal 1994 to fiscal 1995. Revenues from all three years were derived entirely from product sales. Revenues increased primarily because of expanded sales of existing products and the introduction of new products. The consolidation of the TCD product revenues beginning in March 1996 contributed to the growth of revenues for the fiscal fourth quarter and year ended May 31, 1996.

Cost of Sales

       Cost of sales was $2,476,997, $1,772,051, and $1,037,048 for fiscal years
1996, 1995, and 1994, respectively. Cost of sales as a percentage of product revenues increased to 37% in fiscal 1996 from 35% in fiscal 1995, due primarily to the increased inventory valuation, and subsequent charge to cost of goods of the finished goods acquired from TCD under purchase accounting rules and sold during the fiscal fourth quarter. The difference between 35% in fiscal 1995 and 32% in fiscal 1994 was due primarily to the addition of manufacturing staff in order to meet increased customer demand for Endogen products, and also to higher overhead costs associated with the Cambridge manufacturing facility which was occupied in April 1994.

Research and Development Expenses

       Research and development expenses were $1,124,910 for the year ended May 31, 1996, up from $956,386 in fiscal 1995 and $758,772 in fiscal 1994. As a percentage of revenues, research and development expenses were 17% in fiscal 1996, versus 19% in fiscal 1995 and 23% in fiscal 1994. The Company's 1996 spending on R&D, which increased 18% from fiscal 1995 to fiscal 1996 and 26% from fiscal 1994 to fiscal 1995, reflects the continued commitment to invest in the development of new products. However, R&D spending decreased from 19% of revenues in fiscal 1995 to 17% of revenues in fiscal 1996 as a direct result of the growth of Endogen's business.

       The Company also recognized a charge of $579,600 in the fourth quarter of fiscal 1996 for purchased in-process R&D in connection with the TCD acquisition. The purchased in-process R&D consisted of several early-stage EIA kit development projects. At the date of acquisition the technology underlying such projects was unproven and had no future alternative uses. The valuation of the purchased in-process R&D expense was conducted using discounted cash flow analysis by offsetting the costs of completing the projects against the projected net cash flows which could result upon commercialization. It is estimated that to complete development of the acquired technology into commercially viable products, it would take up to one year and an estimated $425,000.

Selling, General and Administrative Expenses

       Selling, general and administrative expenses were $3,130,629, $2,337,700, and $1,872,499 in fiscal years 1996, 1995, and 1994, respectively. Selling, general and administrative expenses increased by $792,929 from fiscal 1995 to fiscal 1996 as the field sales force, staffing and overhead charges increased. Selling, general and administrative expenses were 47% as a percentage of product revenue for fiscal 1996 versus 46% for fiscal 1995. This increase is due to charges associated with the acquisition and integration of the TCD business into Endogen. Looking at fiscal 1995 versus fiscal 1994, selling, general and administrative expenses decreased to 46% of revenues from 57% due to the substantially higher sales level and administrative cost controls.

Interest Income and Interest Expense

       In fiscal 1996, net interest expense was $10,564 compared to net interest income of $18,364 in fiscal 1995 and $31,820 in fiscal 1994. This is a result of a decrease of cash balances over the past two years due to the expansion of Endogen's business as well as increased borrowing levels related to the acquisition of certain assets from TCD in March 1996.

Income Taxes

       Endogen did not have a provision for income taxes for fiscal years 1996, 1995, or 1994. In fiscal year 1995, Endogen reported net income of $24,302 but had sufficient net operating loss carryforwards to offset taxable income and research and development tax credit carryforwards to reduce tax liabilities. In fiscal years 1996 and 1994, Endogen reported net losses of $700,539 and $370,089, respectively.

Inflation and Changing Prices

       The Company believes that inflation has not had a material effect on its operations or on its financial condition.

Foreign Currency Transactions

       Substantially all of Endogen's revenues generated outside of the United States are negotiated, invoiced and paid in U.S. dollars. Consequently, there have been no gains or losses to date on foreign transactions.

New Accounting Standard

        Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," was issued in October 1995. In fiscal 1997, the Company intends to adopt the pro forma disclosure method outlined in SFAS No. 123 and continue to measure compensation cost under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Because the pro forma disclosure method has been selected, the adoption of SFAS No. 123 will not impact the Company's results of operations or financial position.

Liquidity and Capital Resources

       The continued growth of Endogen's business during the year ended May 31, 1996 has increased working capital needs. This included financing inventories which increased by $308,208 and accounts receivable which increased by $602,350 as well as expanded manufacturing capacity in the form of property, plant and equipment. The increased levels of inventory and accounts receivable include amounts assumed in the CSI acquisition and the TCD acquisition. Endogen has financed its liquidity needs primarily with cash in the bank. In addition, Endogen issued a convertible subordinated note in the amount of $2,002,978 in connection with the TCD acquisition. At May 31, 1996, Endogen had utilized $450,000 of a $500,000 working capital line of credit with a bank. Subsequent to year end, the working capital line of credit has been increased to $850,000 with an expiration in August 1997 and a $400,000 term loan for the purchase of fixed assets has been added.

       At May 31, 1996, Endogen's cash and cash equivalents position was $763,739, a decrease of $540,220 from May 31, 1995. Net cash provided by operations in fiscal 1996 was $732,855, in contrast to $112,463 used in fiscal 1995. However, acquisition of fixed assets in the amount of $346,033, the cash used in the purchase of CSI in the amount of $100,000 and cash utilized in the acquisition of TCD in the amount of $1,230,005 resulted in a total cash use for investing activities of $1,676,038. Further cash was provided through an increase in borrowings of $95,751 and proceeds from the issuance of common stock of $307,212.

       The Company expects to continue expanding operations through internal growth and strategic acquisitions offering products similar or complementary to those offered by the Company. Although the Company has no material current acquisition agreements or arrangements, there may be opportunities which require additional external financing, and the Company may from time to time seek to obtain additional funds from public or private issuance of equity or debt securities. There can be no assurance that such financing will be available at all or on terms acceptable to the Company. The Company estimates that its working capital, cash flow from operations and available borrowings under credit arrangements will be sufficient to fund the Company's current operations through fiscal 1997.

       The foregoing statements contain forward-looking statements which involve risks and uncertainties. The Company's actual experience may differ materially from that discussed above.

Factors that might cause such a difference include, but are not limited to, those discussed in "BUSINESS - Risk Factors," as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures or cash expenditures related to possible future acquisitions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The information required by this item is contained in the financial statements and schedules set forth in Item 14(a) under the captions "Financial Statements" and "Financial Statement Schedules" as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

       The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended May 31, 1996 under the heading "Election of Directors."

Executive Officers

       The information concerning executive officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended May 31, 1996 under the heading "Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION.

       The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended May 31, 1996, under the heading "Compensation and Other Information Concerning Directors and Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended May 31, 1996, under the headings "Principal Stockholders" and "Election of Directors."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended May 31, 1996, under the headings "Principal Stockholders" and "Election of Directors."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K.

       (a) 1.   Financial Statements.

                    For the following financial information included herein, see Index on page F-1.

                    Report of Independent Accountants

                    Balance Sheet at May 31, 1995 and May 31, 1996.

                    Statement of Operations for the three years ended May 31, 1996.

                    Statement of Changes in Stockholders' Equity for the three years ended May 31, 1996.

                    Statement of Cash Flows for the three years ended May 31, 1996.

                    Notes to Financial Statements.

           2.   Financial Statement Schedule.

                    For the following financial information included herein, see Index on page F-1.

                    II  - Valuation and Qualifying Accounts and
                          Reserves

           3.   List of Exhibits.


Exhibit
Number
- -------
2.1 Asset Purchase Agreement dated as of March 4, 1996 by and between Endogen, Inc., T Cell Diagnostics, Inc. and T Cell Sciences, Inc.**

3.1         Restated Articles of Organization of Endogen, Inc.*

3.2         By-laws of Endogen, Inc., as amended.*

4.1 $2,002,978 Convertible Subordinated Note dated March 4, 1996 of Endogen, Inc. to T Cell Diagnostics, Inc. (filed herewith as Exhibit 10.21).

10.1        Endogen 1992 Stock Plan.*

10.1A       1993 Non-Employee Director Stock Option Plan.**

10.2 Key Man Life Insurance in the amount of $250,000 with Columbian Mutual Life Insurance Company (Owen Dempsey).*

10.3 Non-competition Agreement with Owen Dempsey dated November 30, 1990 (Schedule of Additional Agreements).*

10.4 License Agreement dated as of January 25, 1989 between Endogen and Dana-Farber Cancer Institute.*

10.5 License Agreement dated as of March 30, 1990 between Endogen and Dana-Farber Cancer Institute.*

10.6 License Agreement dated as of December 1, 1990, as amended on September 3, 1991, and September 2, 1992, between Endogen and Schering Corporation.*

10.7 Exclusive License Agreement dated as of October 22, 1990 between Endogen and The Wistar Institute of Anatomy and Biology.*

10.8 Distribution and Supply Agreement dated as of March 6, 1991, as amended on September 2, 1991, between Endogen and Biozol Diagnostica Vertrieb GmbH.*

10.9 Supply Agreement dated as of September 6, 1990 between Endogen and Peprotech Incorporated.*

10.10 Stockholder's Agreement dated November 3, 1986 by and among Endogen and Mark Allegretta, Owen Dempsey, Roy Dempsey, Wallace Dempsey, and Phillip Servidori*, as amended on March 19, 1993.**

10.11 Stock Purchase Agreement dated December 23, 1986 by and between Endogen and Roy Dempsey (Schedule of Additional Agreements)*, as amended on March 19, 1993.**

10.12 Registration Rights Agreement dated as of November 30, 1990, as amended on April 4, 1991, by and among Endogen, G&G Diagnostics Limited Partnership, Biozol Diagnostica Vertrieb GmbH, and Massachusetts Technology Development Corporation*, as amended on March 19, 1993.**

10.13 License Agreement dated November 15, 1992 between Endogen and Syntex (U.S.A.) Inc.**

10.14 Agreement dated February 10, 1993 between Endogen and Schering Corporation.**

10.15 Amendment to Exclusive License Agreement dated as of August 18, 1993 between Endogen and Wistar Institute of Anatomy and Biology.**

10.16 Amendments to Agreement dated February 10, 1993 between Endogen and Schering Corporation dated September 22, 1993 and May 9, 1994.**

10.17 Distribution Agreement dated November 1, 1994 between Endogen, Inc. and Amersham International PLC. (Filed without schedules)**

10.18 Financial Consulting Agreement dated as of December 15, 1994 by and between Endogen, Inc. and Barber and Bronson, Incorporated.**

10.19 Amendment dated March 3, 1995 to Distribution and Supply Agreement dated as of March 6, 1991, as amended on September 2, 1991, between Endogen and Biozol Diagnostica Vertrieb GmbH.**

10.20 Asset Purchase Agreement dated as of March 4, 1996 by and among Endogen, Inc., T Cell Diagnostics, Inc. and T Cell Sciences, Inc.**

10.21 $2,002,978 Convertible Subordinated Note dated March 4, 1996 of Endogen, Inc. to T Cell Diagnostics, Inc. (filed herewith).

10.22       Registration Rights Agreement dated
            March 4, 1996 between Endogen, Inc. and T Cell Diagnostics, Inc.**

10.23 Lease Termination Agreement dated as of May 31, 1996 between Endogen, Inc. and Massachusetts Institute of Technology (filed herewith).

10.24 Lease dated July 29, 1996 between Endogen, Inc. and Landman Omnibus XI Limited Partnership (filed herewith).

10.25 Loan and Security Agreement dated August 28, 1996 between Endogen, Inc. and Silicon Valley Bank (filed herewith).

10.26 $850,000 Revolving Promissory Note dated August 28, 1996 of Endogen, Inc. to Silicon Valley Bank (filed herewith).

10.27 $400,000 Term Promissory dated August 28, 1996 of Endogen, Inc. to Silicon Valley Bank (filed herewith).

10.28 Commercial Lease dated October 13, 1994, as amended, between Cummings Properties Management, Inc. and T Cell Diagnostics, Inc. (filed herewith).

10.29 Lease Assignment dated March 4, 1996 between T Cell Diagnostics, Inc. and Endogen, Inc. (filed herewith).

11.1        Statement re: Computation of earnings per share.

23.1        Consent of Independent Accountants.

27.1        Financial Data Schedule (filed herewith).

- ------------

*Previously filed as an exhibit to the Company's Registration Statement on Form S-4 No. 33-54430 and incorporated herein by reference.

**Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

       (b)      Reports on Form 8-K.

                The Company filed a Report on Form 8-K dated March 4, 1996, on March 19, 1996 and a Report on Form 8-K/A on May 20, 1996 in connection with the Asset Purchase Agreement by and among the Company, T Cell Diagnostics, Inc. and T Cell Sciences, Inc. The Report on 8-K/A includes an audited balance sheet of TCD at December 31, 1995 and 1994 and audited statements of operations and cash flows for TCD's fiscal years ended December 31, 1995, 1994 and 1993 (see Exhibits 10.33, 10.34, 10.35 and 10.36 above).

       (c)      Exhibits.

                The Company hereby files as exhibits to this Form 10-K those exhibits listed in Item 14(a)(3), above.

       (d)      Financial Statement Schedules.

                The Company hereby files as financial statement schedules to this Form 10-K those financial statement schedules listed in Item 14(a)(2), above, which are attached hereto.

                                    SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woburn, Commonwealth of Massachusetts, on the 29th day of August, 1996.

                                          ENDOGEN, INC.

                                          By:  /s/ Owen A. Dempsey
                                          ------------------------------
                                          Owen A. Dempsey
                                          President and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                 Title                                 Date
/s/ Owen A. Dempsey                 President, Chief Executive            August 27, 1996
- -------------------------           Officer (Principal Executive
    Owen A. Dempsey                 Officer, Principal Financial
                                    Officer and Principal Accounting
                                    Officer) and Director

/s/ Wallace G. Dempsey              Director                              August 27, 1996
- ------------------------
    Wallace G. Dempsey

/s/ Irwin J. Gruverman              Director                              August 27, 1996
- ------------------------
    Irwin J. Gruverman

/s/ Hayden H. Harris                Director                              August 27, 1996
- ------------------------
    Hayden H. Harris

/s/ Wolfgang Woloszczuk             Director                              August 27, 1996
- ------------------------
    Wolfgang Woloszczuk

                          INDEX TO FINANCIAL STATEMENTS


           Page
           ----
Report of Independent Accountants.........................................F-2

Balance Sheet at May 31, 1995 and 1996....................................F-3

Statement of Operations for the three years ended
  May 31, 1996............................................................F-4

Statement of Changes in Stockholders' Equity for
  the three years ended May 31, 1996......................................F-5

Statement of Cash Flows for the three years ended
  May 31, 1996............................................................F-6

Notes to Financial Statements.............................................F-7

Financial Statement Schedules for the three years ended May 31, 1996:

Schedule II - Valuation and Qualifying Accounts
    and Reserves..........................................................F-18


All other schedules are omitted since the required information is inapplicable or has been presented in the financial statements and related notes.

                        Report of Independent Accountants




To the Board of Directors and Stockholders of Endogen, Inc.


In our opinion, the accompanying financial statements listed in the Index on page F-1 present fairly, in all material respects, the financial position of Endogen, Inc. at May 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


[Signature of Price Waterhouse LLP]
PRICE WATERHOUSE LLP



Boston, Massachusetts
August 2, 1996, except as to Note 16,
which is as of August 28, 1996

                                  Endogen, Inc.
                                  Balance Sheet

                                                                                   May 31,

                                                                             1995           1996
Assets
Current assets:
         Cash and cash equivalents                                         $1,303,959   $    763,739
         Accounts receivable, net of allowance for doubtful accounts  of
         $11,750 and $20,000 at May 31, 1995 and 1996, respectively           735,993      1,280,280
         Accounts receivable - stockholder                                     91,004        149,067
         Inventories                                                          981,694      1,289,902
         Prepaid expenses and other current assets                            165,314        265,622
                                                                            ---------    -----------

                      Total current assets                                  3,277,964      3,748,610

Fixed assets, net                                                             810,293      1,894,982
Patent and license costs, net                                                 203,830        205,120
Other assets                                                                  123,066        707,668
                                                                            ---------    -----------


                                                                           $4,415,153   $  6,556,380
                                                                            =========    ===========

Liabilities and Stockholders' Equity
Current liabilities:
         Current portion of note payable - bank                            $   62,882   $     64,723
         Current portion of  convertible note payable                               -        400,596
         Current portion of capital lease obligations and other
            note payable                                                       42,667         13,355
         Accounts payable and accrued expenses                                793,419      1,126,338
                                                                            ---------    -----------

                      Total current liabilities                               898,968      1,605,012
                                                                            ---------    -----------

Borrowings under line of credit                                               250,000        450,000
Note payable - bank                                                            73,106          7,633
Convertible note payable                                                            -      1,602,382
Capital lease obligations and other note payable                               11,305              -
                                                                            ---------    -----------

                                                                              334,411      2,060,015
                                                                            ---------    -----------
Stockholders' equity:
Common stock, $.01 par value; 5,000,000 shares authorized; 2,711,561 and
2,949,346 shares issued and outstanding at
May 31, 1995 and 1996, respectively                                            27,116         29,493
Additional paid-in capital                                                  3,741,999      4,149,740
Accumulated deficit                                                          (587,341)    (1,287,880)
                                                                            ---------    -----------

Total stockholders' equity                                                  3,181,774      2,891,353
                                                                            ---------    -----------


                                                                           $4,415,153   $  6,556,380
                                                                            =========    ===========


                 The accompanying notes are an integral part of
                          these financial statements.

                                  Endogen, Inc.
                             Statement of Operations

                                                                           Year ended May 31,

                                                                    1994          1995          1996
Revenue:

         Product sales                                          $2,873,586     $4,545,078    $6,129,958
         Product sales to stockholder                              392,824        526,997       492,203
                                                                 ---------      ---------     -----------


                                                                 3,266,410      5,072,075     6,622,161
                                                                 ---------      ---------     -----------


Costs and expenses:
         Cost of sales                                             900,271      1,567,908     2,289,960
         Cost of sales to stockholder                              136,777        204,143       187,037
         Selling, general and administrative                     1,872,499      2,337,700     3,130,629
         Research and development                                  758,772        956,386     1,124,910
         Purchased in-process research and
           development                                                   -              -       579,600
                                                                 ---------      ---------     -----------

                                                                 3,668,319      5,066,137     7,312,136
                                                                 ---------      ---------     -----------


         Income (loss) from operations                           (401,909)          5,938      (689,975)

Interest income (expense), net                                      31,820         18,364       (10,564)
                                                                 ---------      ---------     -----------



Net income (loss)                                               $(370,089)     $   24,302     $(700,539)
                                                                 =========      =========     ===========


Net income (loss) per share                                     $    (.14)     $      .01     $    (.25)
                                                                 =========      =========     ===========


Weighted average common and common equivalent
  shares outstanding                                             2,592,600      2,792,229     2,835,697
                                                                 =========      =========     ===========


                 The accompanying notes are an integral part of
                          these financial statements.

                                  Endogen, Inc.
                  Statement of Changes in Stockholders' Equity



                                                   Number of             Additional                      Total
                                                   shares of      Par      paid-in     Accumulated   stockholders'
                                                  common stock   Value     capital        deficit       equity

Balance at May 31, 1993                             2,560,563   $25,606   $3,571,101   $  (241,554)   $3,355,153

Sale of common stock, pursuant to exercise
 of stock options                                      45,498       455       35,790              -       36,245

Net loss                                                    -         -            -      (370,089)    (370,089)
                                                    ----------   -------   ---------   -------------   ----------

Balance at May 31, 1994                             2,606,061    26,061    3,606,891      (611,643)    3,021,309

Sale of common stock, pursuant to exercise
 of stock options                                     105,500     1,055       60,108              -       61,163

Issuance of warrants for
 financial advisory services (Note 10)                      -         -       75,000              -       75,000

Net income                                                  -         -            -         24,302       24,302
                                                    ----------   -------   ---------   -------------   ----------

Balance at May 31, 1995                             2,711,561    27,116    3,741,999      (587,341)    3,181,774

Sale of common stock, pursuant to exercise
 of stock options                                     210,079     2,100      305,112              -      307,212

Common stock issued pursuant to
 acquisitions                                          27,706       277      102,629              -      102,906

Net loss                                                    -         -            -      (700,539)    (700,539)
                                                    ----------   -------   ---------   -------------   ----------

Balance at May 31, 1996                             2,949,346   $29,493   $4,149,740   $(1,287,880)   $2,891,353
                                                    ==========   =======   =========   =============   ==========



                 The accompanying notes are an integral part of
                          these financial statements.

                                 Endogen, Inc.
                            Statement of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                                                                             Year ended May 31,
                                                                       1994           1995           1996
Cash flows from operating activities:
   Net (loss) income                                              $  (370,089)   $    24,302    $  (700,539)
   Adjustments to reconcile net (loss) income
      to net cash (used for) provided by
       operating activities:
        Depreciation and amortization                                 170,508        325,550        492,191
        Loss on disposal of fixed assets                                 --             --           50,944
        Purchased in-process research and development                    --             --          579,600
        Increase in accounts receivable                              (113,963)      (300,621)      (200,297)
        Decrease (increase) in accounts receivable-stockholder          5,772        (13,801)       (58,063)
        (Increase) decrease in inventories                           (183,326)      (293,989)       251,422
        (Increase) decrease in prepaid expenses
        and other assets                                             (238,708)        33,568        149,393
        Increase in patent and license costs                          (30,201)       (58,439)       (76,334)
        Increase (decrease) in accounts payable
         and accrued expenses                                         252,661        170,967        244,538
                                                                  -----------    -----------    -----------
           Net cash  (used for) provided by operations               (507,346)      (112,463)       732,855
                                                                  -----------    -----------    -----------
Cash flows from investing activities:
   Acquisition of fixed assets                                       (635,566)      (259,763)      (346,033)
   Purchase of Cytokines Sciences, Inc. ("CSI")                          --             --         (100,000)
   Purchase of T Cell Diagnostics ("TCD")                                --             --       (1,230,005)
                                                                  -----------    -----------    -----------
        Net cash used for investing activities                       (635,566)      (259,763)    (1,676,038)

Cash flows from financing activities:
   Net proceeds (repayments) from borrowings
    under line of credit                                             (150,000)       250,000        200,000
   Proceeds from note payable - bank                                     --          135,988           --
   Repayment of note payable - bank                                   (22,375)        (8,606)       (63,632)
   Repayment of capital lease obligations and
    other note payable                                                (30,726)       (36,330)       (40,617)
    Proceeds from issuance of common stock                             36,245         61,163        307,212
                                                                  -----------    -----------    -----------
           Net cash (used for) provided by financing activities      (166,856)       402,215        402,963
                                                                  -----------    -----------    -----------
Net increase (decrease) in cash and
   cash equivalents                                                (1,309,768)        29,989       (540,220)

Cash and cash equivalents, beginning of year                        2,583,738      1,273,970      1,303,959
                                                                  -----------    -----------    -----------

Cash and cash equivalents, end of year                            $ 1,273,970    $ 1,303,959    $   763,739
                                                                  ===========    ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid for interest                                            $    22,871    $    23,361    $    42,360
                                                                  ===========    ===========    ===========

Supplemental disclosure of non-cash investing and
financing activity:
Capital lease additions                                           $    23,000    $      --      $      --
                                                                  ===========    ===========    ===========

In connection with the purchase of CSI (Note 15), the Company issued 20,984 shares of common stock valued at $78,690.

In connection with the purchase of TCD (Note 15), the Company issued a convertible note payable in the amount of $2,002,978 to TCD as part of the consideration paid. Furthermore, in connection with this acquisition, the Company issued 6,722 shares of its common stock to a consultant.

In May 1996, the Company sold certain leasehold improvements in exchange for a note receivable in the amount of $307,341.

The Company ascribed a value of $75,000 to warrants issued in connection with an investment banking and advisory services agreement entered into in December 1994 (Note 10).


                 The accompanying notes are an integral part of
                          these financial statements.

                                  Endogen, Inc.
                          Notes to Financial Statements



1.      Organization and History

        Endogen, Inc. (the "Company") is principally engaged in the development, manufacture and sale of biological products and test kits for the medical research industry. The Company was incorporated in Massachusetts in June 1983.


2.      Summary of Significant Accounting Policies

        Cash and Cash Equivalents
        The Company invests its excess cash in money market accounts with banks. These investments, totalling $1,032,704 and $36,536 at May 31, 1995 and 1996, respectively, mature within three months of the initial investment. Accordingly, the investments are subject to minimal credit and market risk and are considered by the Company to be cash equivalents. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its investments as held-to-maturity which have been recorded at amortized cost on the Company's balance sheet, which approximates fair value.


        Revenue Recognition
        The Company recognizes revenue upon product shipment.


        Inventories
        Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.


        Fixed Assets
        Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Repair and maintenance expenditures are charged to expense as incurred.


        Patent and License Costs
        Costs associated with patents and licensing arrangements are capitalized as incurred and amortized on a straight-line basis over the estimated economic lives, which range from 5 to 10 years.


        Advertising Costs
        Costs associated with sales catalogues are capitalized as incurred and amortized as the catalogues are distributed.


        Income Taxes
        The Company utilizes the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.


        Use of Estimates
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                  Endogen, Inc.
                   Notes to Financial Statements - (Continued)



        Net Income (Loss) Per Share
        Net income (loss) per share is determined by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents have been excluded from the computation for periods in which the Company incurred a net loss because their effect would be antidilutive.

        New Accounting Standard
        Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"). "Accounting for Stock-Based Compensation," was issued in October 1995. In fiscal 1997, the Company intends to adopt the pro forma disclosure method outlined in SFAS No. 123 and continue to measure compensation cost under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Because the pro forma disclosure method has been selected, the adoption of SFAS No. 123 will not impact the Company's results of operations or financial position.

3.      Inventories

        Inventories consist of the following:

                                                                               May 31,
                                                                       1995             1996

        Raw materials and supplies                                   $  274,544    $   294,176
        Work-in-process                                                 283,463        314,976
        Finished goods                                                  423,687        680,750
                                                                     ----------    -----------


                                                                     $  981,694    $ 1,289,902
                                                                     ==========    ===========


4.      Fixed Assets

        Fixed assets consist of the following:

                                                     Useful life             May 31,
                                                      in years          1995            1996

        Laboratory equipment                             5-7         $  464,036    $   896,056
        Computer and office
         equipment                                       3-7            307,038        603,540
        Leasehold improvements                       lease term         584,704        945,736
                                                                     ----------    -----------
                                                                      1,355,778      2,445,332

        Accumulated depreciation
         and amortization                                              (545,485)      (550,350)
                                                                     -----------   ------------


                                                                     $  810,293    $ 1,894,982
                                                                     ==========    ===========


         At May 31, 1996 and 1995, included in computer and office equipment are capital leases at a cost of $79,662 with accumulated amortization of $58,785 and $39,831 at May 31, 1996 and 1995, respectively.
         Additionally, included in laboratory equipment at a cost of $84,079 with accumulated depreciation of $58,855, is equipment purchased using cash resources of $20,000 and issuance of a note payable in the amount of $64,079 (Note 6).

         In May 1996, the Company sold certain leasehold improvements in exchange for a note receivable in the amount of $307,341. Payments on this note are due in 33 equal payments commencing July 1, 1996. At May 31, 1996, amounts due within one year, $93,025, are included in prepaid expenses and other current assets. The remaining balance of $214,316 is included in other assets.

                                  Endogen, Inc.
                   Notes to Financial Statements - (Continued)



5.      Patent and License Costs

        Patent and license costs consist of the following:

                                                   May 31,
                                             1995                1996

        Patent costs                 $        68,240    $        68,240
        License costs                        304,725            381,059
                                     ---------------    ---------------
                                             372,965            449,299

        Accumulated amortization            (169,135)          (244,179)
                                     ----------------   ----------------


                                     $       203,830    $       205,120
                                     ===============    ===============



6.      Borrowings

        Borrowing Under Line of Credit/Notes Payable - Bank

        In February 1995, the Company entered into a line of credit agreement with a bank providing for maximum borrowings of $500,000. Outstanding borrowings bear interest at 1.5% above the bank's prime rate (9.75% at May 31, 1996). The Company had outstanding borrowings of $250,000 at May 31, 1995 which were repaid by the Company in September 1995. In connection with the Company's acquisition of TCD (Note 15), the Company borrowed $450,000 under this credit agreement to finance a portion of the purchase price. On August 28, 1996, the Company entered into a replacement line of credit agreement with this same bank (Note 16).

        In May 1994 and December 1994, the Company entered into fixed asset line of credit agreements with this same bank. Drawings under the agreements were permitted through a certain date at which point the line of credit converted into a term loan payable in thirty equal monthly principal installments plus interest. Outstanding borrowings under both notes payable bear interest at 2% above the bank's prime rate (10.25% at May 31, 1996).

        Aggregate maturities of the Company's two notes payable are as follows:

          1997                               $        64,723
          1998                                         7,633
                                              --------------
                                             $        72,356
                                              ==============

        Outstanding borrowings under the agreements are secured by all corporate assets. The Company is required to comply with certain covenants including maintaining certain financial statement ratios, a minimum tangible net worth and minimum profitability levels. At May 31, 1996, the Company was in compliance with the terms of the agreements or had obtained the appropriate waiver.


        Convertible Note Payable

        In connection with the company's acquisition of TCD (Note 15), the Company issued a convertible note payable in the amount of $2,002,978. This convertible note payable is payable in semi-annual principal installments of $200,298 each commencing September 1, 1996. This note bears interest at 7%. At the option of the holder, such note is convertible into shares of the Company's common stock at an initial conversion price equal to $4.63 per share of common stock. Such conversion is subject to adjustment as defined in the agreement.

                                  Endogen, Inc.
                   Notes to Financial Statements - (Continued)



        Aggregate maturities of this convertible note payable are as follows:

             1997                               $  400,596
             1998                                  400,596
             1999                                  400,596
             2000                                  400,596
             2001                                  400,594
                                                 ---------
                                                $2,002,978
                                                 =========


        Capital Lease Obligations and Other Note Payable
        The Company has entered into three capital leases for equipment. The gross amount of assets recorded under the leases aggregated $79,662 at May 31, 1996 and 1995 and the total accumulated amortization on those assets at May 31, 1996 and 1995 aggregated $58,785 and $39,381, respectively. The remaining principal balance of $13,355 is due in fiscal 1997.

        In July 1992, the Company issued a note payable in the amount of $64,079 in connection with the purchase of certain equipment (Note 4). The outstanding borrowings are payable in monthly installments of $1,641, including principal and interest. The outstanding borrowings bear interest at 10% and are secured by laboratory equipment having a book value of approximately $25,000 at May 31, 1996. The outstanding obligations were paid in full in fiscal 1996.


7.      Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following:

                                                    May 31,
                                              1995          1996

        Accounts payable                   $ 521,517    $  624,043
        Accrued wages                        132,680       138,204
        Accrued royalties                     80,637       147,357
        Accrued professional fees             58,585       216,734
                                           ---------    ----------

                                           $ 793,419    $1,126,338
                                           =========    ==========


8.      Export Sales

        The Company generates revenue through product sales to customers outside the United States. Product sales by geographic area are as follows:


                                        Year ended May 31,
                                   1994         1995         1996

               United States   $2,211,151   $3,391,600   $3,390,406
               Europe             484,120    1,141,061    2,036,835
               Japan              473,325      429,145      982,221
               Other               97,814      110,269      212,699
                               ----------   ----------   ----------

                               $3,266,410   $5,072,075   $6,622,161
                               ==========   ==========   ==========

                                  Endogen, Inc.
                   Notes to Financial Statements - (Continued)



9.      Income Taxes

        The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax operating results as a result of the following differences:

                                                               Year ended May 31,
                                                       1994         1995         1996
               Expected tax (benefit)             $(130,000)   $   9,000    $(245,000)

               State and local taxes, net           (18,000)      11,000       (4,000)

               Purchased in-process research and
                development                            --           --        203,000

               Nondeductible items                   18,000       22,000        6,000

               Research and development
                tax credits                         (45,000)     (74,000)     (60,000)

               Enacted rate changes                  (2,000)        --           --
                                                  ---------    ---------    ---------
                                                   (177,000)     (32,000)    (100,000)

               Benefit of loss not recognized,
                increase in valuation allowance     177,000       32,000      100,000
                                                  ---------    ---------    ---------


               Provision for income tax           $    --      $    --      $    --
                                                  =========    =========    =========

                                  Endogen, Inc.
                   Notes to Financial Statements - (Continued)



              Components of deferred taxes consist of the following:

                                                                                             May 31,
                                                                                      1995               1996
        Assets:
        Accounts receivable reserve                                           $         5,000    $         8,000
        Inventory reserve                                                              10,000             13,000
        Accrued expenses                                                               11,000              7,000
        Loss and tax credit carryforwards                                             331,000            412,000
        Consulting expense                                                             20,000                  -
        Fixed assets                                                                   31,000             64,000
        Miscellaneous                                                                   -                  8,000
                                                                              ---------------    ---------------

        Gross deferred tax assets                                                     408,000            512,000

        Deferred tax asset valuation allowance                                       (392,000)          (492,000)
                                                                              ----------------   ----------------
                                                                                       16,000             20,000
                                                                              ----------------   ----------------

        Liabilities:
        Patent costs                                                          $        14,000    $         9,000
        Miscellaneous                                                                   2,000             11,000
                                                                              ---------------    ---------------


        Gross deferred tax liability                                                   16,000             20,000
                                                                              ---------------    ---------------


                                                                              $          -       $            -
                                                                              ===============    ==============


        At May 31, 1996, the Company has net operating loss carryforwards available to reduce future federal taxable income and research and development tax credit carryforwards available to reduce future federal tax liabilities which expire as follows:


                                                                                Research and
                                                                                 development
           Year of                               Net operating loss              tax credit
        expiration                                 carryforward                carryforwards
            2003                               $             -             $            2,000
            2004                                             -                         12,000
            2005                                             -                         20,000
            2006                                             -                         14,000
            2007                                             -                         19,000
            2008                                             -                         22,000
            2009                                       200,000                         49,000
            2010                                             -                         46,000
            2011                                        50,000                         10,000
                                                ---------------             -----------------

                                               $       250,000              $         194,000
                                                ==============               ================


                                  Endogen, Inc.
                   Notes to Financial Statements - (Continued)



        At May 31, 1996, the Company has net operating loss carryforwards of $333,000 available to reduce future state taxable income and research and development and investment tax credit carryforwards available to reduce future state tax liabilities of $116,000 and $53,000, respectively. These carryforwards expire in various amounts through 1999.

        An ownership change, as defined in the Internal Revenue Code, may limit the amount of net operating loss and tax credit carryforwards which can be utilized annually to offset future taxable income or tax liability. The amount of the annual limitation is determined based upon the Company's value immediately prior to the ownership change. Future ownership changes may affect the limitation in future years.


10.     Common Stock Warrants

        On December 15, 1994, the Company entered into a financial advisory agreement with an investment banking and brokerage firm. The compensation agreement with this financial advisor included a five-year warrant to purchase up to 180,000 shares of the common stock of the Company at prices ranging from $2.00 to $4.00 per share. The Company ascribed a value of $75,000 to such warrants which was expensed over the one year term of the agreement.


11.     Stock Option and Stock Purchase Plan

        In June 1989, the Company adopted the 1989 Stock Option and Stock Purchase Plan (the "Plan") which was amended in August 1992 to comply with Section 16 of the Securities and Exchange Act of 1934 and to make certain other changes. Under the Plan, officers, employees and certain other individuals may be awarded shares of common stock or granted options and rights to purchase up to 768,499 shares of common stock. Options granted may be either incentive stock options or non-qualified options. As of May 31, 1996, 152,349 shares are available for future grant.

        Incentive stock options may be granted to any employee at an exercise price per share of not less than the fair market value per common share on the date of such grant as determined by the board of directors (not less than 110% of such value in the case of holders of 10% or more of the total combined voting power of all classes of the Company's stock).

        Non-qualified options may be granted to any employee, officer, director or consultant at an exercise price per share of not less than the lesser of book value per common share or fifty percent of the fair market value per common share on the date of grant.

        All options under the Plan are exercisable over periods determined by the board of directors, not to exceed ten years from the date of grant (five years in the case of incentive stock options granted to holders of 10% or more of the total combined voting power of all classes of the Company's stock). The duration of options granted under the Plan has generally been six to ten years. In the event of termination of the optionee's relationship with the Company, options not yet exercised terminate 90 days from the optionee's termination date unless otherwise specified in the agreement.

                                  Endogen, Inc.
                   Notes to Financial Statements - (Continued)



        A summary of stock option activity of the Plan is as follows:

                                                                         Number of                 Option
                                                                          shares                    price
        Options outstanding at May 31, 1993                               114,000                $.33-$1.36

        Granted                                                           245,600                $2.25-$2.50
        Canceled                                                          (10,002)                  $1.36
        Exercised                                                         (40,998)               $.33-$1.36
                                                                         ---------

        Options outstanding at May 31, 1994                               308,600                $.33-$2.50

        Granted                                                           202,000               $2.00 - $2.75
        Canceled                                                         (142,200)              $1.36 - $2.50
        Exercised                                                          (1,500)                  $.33
                                                                         ---------

        Options outstanding at May 31, 1995                               366,900               $.33 - $2.75

        Granted                                                           265,500               $2.00 - $3.94
        Canceled                                                          (29,250)              $1.36 - $3.94
        Exercised                                                         (29,550)              $.33 - $2.75
                                                                         ---------

        Options outstanding at May 31, 1996                               573,600               $1.36 - $3.94
                                                                         ========

        Options exercisable at May 31, 1996                               165,425                $1.36-$3.94
                                                                         ========


        The Company has granted non-qualified options to purchase common shares which were not pursuant to the Plan. At May 31, 1996, there were outstanding options to purchase 9,000 common shares at $4.71 per share. At May 31, 1996, all of the non-qualified options not granted pursuant to the Plan were exercisable.

        In fiscal 1994, the Company adopted the 1993 Non-Employee Stock Option Plan. This plan provides for automatic grants to Board of Director members, who are not employees or officers of the Company, on successive anniversary dates, as determined under this plan. Options granted under this plan shall not exceed 200,000 and shall be at a purchase price that equals the fair market value per common share on the date of grant. Options generally vest over a two year period and have a term of ten years from the date of grant.

                                  Endogen, Inc.
                   Notes to Financial Statements - (Continued)



        A summary of stock option activity from inception of the plan is as follows:

                                                                         Number of                 Option
                                                                          shares                    price

        Options granted in fiscal 1994 and outstanding at May 31, 1994     36,000                   $2.25
        Granted                                                            36,000                   $2.00
                                                                         --------
        Options outstanding at May 31, 1995                                72,000               $2.00 - $2.25

        Granted                                                            36,000                   $3.94
        Cancelled                                                         (16,000)              $2.25 - $3.94
        Exercised                                                         (20,000)              $2.00 - $3.94
                                                                         ---------


        Options outstanding at May 31,1996                                 72,000               $2.00 - $3.94
                                                                         ========


        Options exercisable at May 31, 1996                                48,000               $2.00 - $3.94
                                                                         ========


12.     Commitments

        The Company has entered into license agreements pursuant to which it pays royalties generally ranging from 1% to 10% on sales of certain products. Royalty rates may be higher on bulk sales of certain products to other resellers. Royalty payments made in connection with these agreements in fiscal 1994, 1995 and 1996 were $132,000, $194,000 and
        $243,000 respectively.

        The Company leases its office and laboratory space under non-cancelable operating leases which expire through October 1999. The Company also leases certain office and computer equipment under operating leases.

        Future minimum rental commitments under these operating leases are as follows:

                1997                         $       328,000
                1998                                 384,000
                1999                                 397,000
                2000                                 168,000
                                             ---------------
                                             $     1,277,000
                                             ===============

        For the years ended May 31, 1994, 1995 and 1996 rent expense was approximately $145,000, $233,000, and $313,000, respectively. In addition, the Company is required to pay a portion of certain tax and operating expenses incurred by the lessor.


13.     Significant Customers

        During the year ended May 31, 1994, the Company recorded revenue of approximately $393,000 (Note 14) and $473,000 from two customers. During the year ended May 31, 1995, the Company recorded revenue of approximately $527,000 (Note 14) and $543,000 from two customers. During the year ended May 31, 1996, the Company recorded revenue of approximately $1,224,000 and $657,000 from two customers.

                                  Endogen, Inc.
                   Notes to Financial Statements - (Continued)

14.     Related Party Transactions

        In March 1991, the Company entered into a distribution agreement with a corporate stockholder. The agreement entitled the stockholder to exclusively distribute the Company's labeled products to individual country distributors in certain European countries. Under the agreement, the Company is required to sell its products to the distributor at 50% of the Company's current United States list price. Effective September 1, 1996 the agreement has been amended so that Endogen will distribute its products directly to individual country distibutors in Europe. The shockholder will continue as Endogen's exclusive distributor in Germany. Sales under this agreement and accounts receivable from this stockholder are reflected on the statement of operations and the balance sheet, respectively.

        The Company paid a director of the Company $38,000, $112,000 and $47,000 under a consulting contract in fiscal 1994, 1995, and 1996, respectively.


15.     Acquisitions

        T-Cell Diagnostics

        On March 4, 1996, the Company acquired substantially all of the net assets of T-Cell Diagnostics ("TCD"), a biomedical products manufacturer, for a total purchase price of approximately $3,300,000, including acquisition costs of approximately $270,000. In connection with the acquisition, the Company is required to make additional payments to TCD if annual net sales of certain products exceed a predetermined level during the two year period following the close of the acquisition. The Company's results for the year ended May 31, 1996 include the operations of TCD from the date of acquisition.

        The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired based on their estimated fair values. A portion of the purchase price has been allocated to inprocess research and development ($579,600), which was expensed upon the close of the acquisition, and acquired technology ($305,290), which is included in other assets at May 31, 1996. Acquired technology will be amortized over a period of five years commencing on the date of acquisition. Amortization expense related to acquired technology was not material for the year ended May 31, 1996.

        The following unaudited pro forma financial information combines the results of operations as if the acquisition had occurred at the beginning of each respective period after giving effect to certain pro forma adjustments. The unaudited pro forma financial information for the year ended May 31, 1995 combines the historical financial information of the Company for the year ended May 31, 1995 and the unaudited financial historical information of TCD for the twelve months ended March 31, 1995. The unaudited pro forma financial information for the year ended May 31, 1996 combines the historical financial information of the Company for the nine months ended February 29, 1996, the unaudited financial historical information of TCD for the nine months ended December 31, 1995, and the consolidated results of the combined companies from the date of acquisition, March 4, 1996, through May 31, 1996. This pro forma financial information is presented for informational purposes only and management believes it is not indicative of the results of operations which will occur in the future.

                                                         Year Ended May 31,
                                                      1995              1996
                                                  ------------      -----------

        Revenue                                   $ 7,793,912       $ 8,339,238
                                                  ===========       ===========
        Net loss                                  $(2,717,246)      $(1,662,812)
                                                  ===========       ===========

        Net loss per share                        $     (0.97)      $     (0.59)
                                                  ===========       ===========

        The above pro forma financial information does not include a $579,600 non-recurring charge for purchased in-process research and development that was expensed upon the close of the acquisition. The pro forma per share amount of this non-recurring charge is $(0.21) and $(0.20) for fiscal 1995 and 1996, respectively.

        In connection with this acquisition, the Company is committed to enter into a manufacture and supply agreement with TCD whereby the Company has agreed to manufacture and sell certain products to TCD over a five year period. In fiscal 1996 Net sales to TCD of products which will be subject to the agreement totaled approximately $2,000.

        Cytokine Sciences, Inc.

        In January 1996, the Company purchased substantially all of the assets of Cytokine Sciences, Inc. (CSI), a manufacturer and seller of biological products and test kits. The purchase price included $100,000 cash and 20,984 shares of Endogen common stock. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets acquired based on their estimated fair values. The results of operations of CSI have been included in the combined results of operations since the date of acquisition.


16.     Subsequent Event

        On August 28, 1996, the Company entered into a replacement line of credit agreement with a bank providing for maximum borrowings of $850,000. Outstanding borrowings, which include the $450,000 discussed in the first paragraph of Note 6, bear interest at 1.5% above the bank's prime rate (9.75% at May 31, 1996) and must be paid in full by August 27, 1997.

        Also, on August 28, 1996 the Company borrowed an additional $400,000 from this bank in the form of a term loan. Such term loan is payable in thirty-six equal monthly principal installments plus interest at 1.5% above the bank's prime rate.

                                                                     Schedule II

                                  Endogen, Inc.

                 Valuation and Qualifying Accounts and Reserves



                                              Additions
                                     -----------------------
                                           (1)          (2)
                                     Charged to      Charged
                       Balance at     Costs and      to Other     Deductions-       Balance at
Description            May 31,         expenses      accounts       write-offs      May 31, 1996
- -----------            --------      ----------    ----------     ------------      ------------
                       1995
                       ----
Deferred tax asset
valuation allowance    $392,000      100,000                -               -           $492,000





                                              Additions
                                     ------------------------
                                           (1)          (2)
                                     Charged to      Charged
                       Balance at     Costs and      to Other     Deductions-       Balance at
Description            May 31,         expenses      accounts       write-offs      May 31, 1995
- -----------            --------      ----------    ----------     ------------      ------------
                       1994
                       ----
Deferred tax asset
valuation allowance    $360,000      32,000                   -              -          $392,000





                                              Additions
                                     --------------------------
                                           (1)            (2)
                                     Charged to        Charged
                       Balance at     Costs and        to Other     Deductions-       Balance at
Description            May 31,         expenses        accounts       write-offs      May 31, 1994
- -----------            --------      ----------      ----------     ------------      ------------
                       1993
                       ----
Deferred tax asset
valuation allowance    $183,000      177,000                -                 -          $360,000


                                 EXHIBIT INDEX

Exhibit
Number
- -------
2.1 Asset Purchase Agreement dated as of March 4, 1996 by and between Endogen, Inc., T Cell Diagnostics, Inc. and T Cell Sciences, Inc.**

3.1         Restated Articles of Organization of Endogen, Inc.*

3.2         By-laws of Endogen, Inc., as amended.*

4.1 $2,002,978 Convertible Subordinated Note dated March 4, 1996 of Endogen, Inc. to T Cell Diagnostics, Inc. (filed herewith as Exhibit 10.21).

10.1        Endogen 1992 Stock Plan.*

10.1A       1993 Non-Employee Director Stock Option Plan.**

10.2 Key Man Life Insurance in the amount of $250,000 with Columbian Mutual Life Insurance Company (Owen Dempsey).*

10.3 Non-competition Agreement with Owen Dempsey dated November 30, 1990 (Schedule of Additional Agreements).*

10.4 License Agreement dated as of January 25, 1989 between Endogen and Dana-Farber Cancer Institute.*

10.5 License Agreement dated as of March 30, 1990 between Endogen and Dana-Farber Cancer Institute.*

10.6 License Agreement dated as of December 1, 1990, as amended on September 3, 1991, and September 2, 1992, between Endogen and Schering Corporation.*

10.7 Exclusive License Agreement dated as of October 22, 1990 between Endogen and The Wistar Institute of Anatomy and Biology.*

10.8 Distribution and Supply Agreement dated as of March 6, 1991, as amended on September 2, 1991, between Endogen and Biozol Diagnostica Vertrieb GmbH.*

10.9 Supply Agreement dated as of September 6, 1990 between Endogen and Peprotech Incorporated.*

10.10 Stockholder's Agreement dated November 3, 1986 by and among Endogen and Mark Allegretta, Owen Dempsey, Roy Dempsey, Wallace Dempsey, and Phillip Servidori*, as amended on March 19, 1993.**

10.11 Stock Purchase Agreement dated December 23, 1986 by and between Endogen and Roy Dempsey (Schedule of Additional Agreements)*, as amended on March 19, 1993.**

10.12 Registration Rights Agreement dated as of November 30, 1990, as amended on April 4, 1991, by and among Endogen, G&G Diagnostics Limited Partnership, Biozol Diagnostica Vertrieb GmbH, and Massachusetts Technology Development Corporation*, as amended on March 19, 1993.**

10.13 License Agreement dated November 15, 1992 between Endogen and Syntex (U.S.A.) Inc.**

10.14 Agreement dated February 10, 1993 between Endogen and Schering Corporation.**

10.15 Amendment to Exclusive License Agreement dated as of August 18, 1993 between Endogen and Wistar Institute of Anatomy and Biology.**

10.16 Amendments to Agreement dated February 10, 1993 between Endogen and Schering Corporation dated September 22, 1993 and May 9, 1994.**

10.17 Distribution Agreement dated November 1, 1994 between Endogen, Inc. and Amersham International PLC. (Filed without schedules)**

10.18 Financial Consulting Agreement dated as of December 15, 1994 by and between Endogen, Inc. and Barber and Bronson, Incorporated.**

10.19 Amendment dated March 3, 1995 to Distribution and Supply Agreement dated as of March 6, 1991, as amended on September 2, 1991, between Endogen and Biozol Diagnostica Vertrieb GmbH.**

10.20 Asset Purchase Agreement dated as of March 4, 1996 by and among Endogen, Inc., T Cell Diagnostics, Inc. and T Cell Sciences, Inc.**

10.21 $2,002,978 Convertible Subordinated Note dated March 4, 1996 of Endogen, Inc. to T Cell Diagnostics, Inc. (filed herewith).

10.22       Registration Rights Agreement dated
            March 4, 1996 between Endogen, Inc. and T Cell Diagnostics, Inc.**

10.23 Lease Termination Agreement dated as of May 31, 1996 between Endogen, Inc. and Massachusetts Institute of Technology (filed herewith).

10.24 Lease dated July 29, 1996 between Endogen, Inc. and Landman Omnibus XI Limited Partnership (filed herewith).

10.25 Loan and Security Agreement dated August 28, 1996 between Endogen, Inc. and Silicon Valley Bank (filed herewith).

10.26 $850,000 Revolving Promissory Note dated August 28, 1996 of Endogen, Inc. to Silicon Valley Bank (filed herewith).

10.27 $400,000 Term Promissory dated August 28, 1996 of Endogen, Inc. to Silicon Valley Bank (filed herewith).

10.28 Commercial Lease dated October 13, 1994, as amended, between Cummings Properties Management, Inc. and T Cell Diagnostics, Inc. (filed herewith).

10.29 Lease Assignment dated March 4, 1996 between T Cell Diagnostics, Inc. and Endogen, Inc. (filed herewith).

11.1        Statement re: Computation of earnings per share.

23.1        Consent of Independent Accountants.

27.1        Financial Data Schedule (filed herewith).

- ------------

*Previously filed as an exhibit to the Company's Registration Statement on Form S-4 No. 33-54430 and incorporated herein by reference.

**Previously filed with the Securities and Exchange Commission and incorporated herein by reference.