Form 10-K/A
period 1996-05-31
ENDOGEN INC
filed 1996-09-25
CIK 894020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


                                    FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K


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


               Yes  /X/                    No / /

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


       Endogen's products are sold via catalog and direct selling throughout the United States and are distributed in approximately 40 other countries worldwide. Approximately 44% of Endogen's fiscal 1996 sales were exported, and approximately 33% and 32% of sales were exported in Endogen's fiscal 1995 and 1994, respectively. Endogen has sold its products to almost 1,000 organizations and institutions including pharmaceutical and biotechnology firms, hospitals, universities and biomedical research labs worldwide.

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

Export Sales


       Export sales to Europe accounted for approximately 28% of revenues in fiscal 1996 compared with 22% of revenues in fiscal 1995 and 15% in fiscal 1994. The increase in fiscal 1996 was related primarily to the addition of new products sold under the Endogen name and under private label. The increase in fiscal 1995 was primarily due to new product introductions. Export sales to Japan and the Far East accounted for 13%, 8% and 14% of Endogen product revenue for the fiscal years 1996, 1995 and 1994, respectively.


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

International Operations.


       The percentage of revenues from international sales were 44%, 33% and 32% in fiscal years 1996, 1995 and 1994, respectively. Endogen believes that international sales will continue to represent a significant portion of its business. Endogen's international business and financial performance may be adversely affected by such matters as fluctuations in exchange rates, tariff regulations and difficulties in obtaining export licenses. In addition, Endogen's business may be adversely affected by lower sales levels that typically occur during the summer months in Europe and other parts of the world.


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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


       The Company's Common Stock was traded on the NASD OTC Bulletin Board(SM) under the symbol "ENDG" since its initial public offering on March 19, 1993. The Company's Common Stock has been traded on the Nasdaq SmallCap Market since September 18, 1995 under the symbol "ENDG" and on the Boston Stock Exchange under the symbol "EDG" since May 12, 1994. Prior to March 19, 1993, there was no public market for the Company's Common Stock. The following table sets forth the range of quarterly high and low bid information for the Common Stock as reported by the National Quotation Bureau Incorporated until September 17, 1995 and the range of quarterly high and low sales prices as reported on Nasdaq SmallCap Market from September 18, 1995 forward. Such over-the-counter market quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.


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

                                                              Year Ended May  31,
                                         ----------------------------------------------------------
                                          1992        1993         1994          1995          1996
                                          ----        ----         ----          ----          ----

Operating Statement
 Data:

Revenues                               $1,846,003   $2,557,995   $3,266,410    $5,072,075   $6,622,161
Cost of sales                             676,100      769,369    1,037,048     1,772,051    2,476,997
Research and
 development
 expenses                                 397,562      513,064      758,772       956,386    1,124,910
Purchased in-process research and
 development                                   --           --                         --      579,600
Selling, general, and
 administrative
 expenses                                 941,119    1,143,891    1,872,499     2,337,700    3,130,629
Income (loss) from
 operations                              (168,778)     131,671     (401,909)        5,938     (689,975)
Net income (loss)                        (174,815)     132,492     (370,089)       24,302     (700,539)
Net income (loss)
 per share                                   (.29)         .02         (.14)          .01         (.25)
Weighted average common and common
equivalent shares outstanding             988,467    1,990,051    2,592,600     2,792,229    2,835,697



                                                                   May  31,
                                         ----------------------------------------------------------
                                          1992        1993         1994          1995          1996
                                          ----        ----         ----          ----          ----

Balance Sheet Data:

Working capital                        $  397,652   $2,964,743   $1,967,888    $2,378,996   $2,143,598
Total assets                            1,083,829    4,003,953    3,742,669     4,415,153    6,556,380
Total long-term debt                       31,150       82,501       53,616       334,411    2,060,015
Redeemable convertible
 preferred stock                        1,115,214           --           --            --           --
Total stockholders'
 equity(1)                                657,857    3,355,153    3,021,309     3,181,774    2,891,353

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

3.1         Restated Articles of Organization of Endogen, Inc.*

3.2         By-laws of Endogen, Inc., as amended.*


4.1 $2,002,978 Convertible Subordinated Note dated March 4, 1996 of Endogen, Inc. to T Cell Diagnostics, Inc.**


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


10.21 $2,002,978 Convertible Subordinated Note dated March 4, 1996 of Endogen, Inc. to T Cell Diagnostics, Inc.**


10.22       Registration Rights Agreement dated
            March 4, 1996 between Endogen, Inc. and T Cell Diagnostics, Inc.**

10.23 Lease Termination Agreement dated as of May 31, 1996 between Endogen, Inc. and Massachusetts Institute of Technology.**



10.24 Lease dated July 29, 1996 between Endogen, Inc. and Landman Omnibus XI Limited Partnership.**



10.25 Loan and Security Agreement dated August 28, 1996 between Endogen, Inc. and Silicon Valley Bank.**



10.26 $850,000 Revolving Promissory Note dated August 28, 1996 of Endogen, Inc. to Silicon Valley Bank.**



10.27 $400,000 Term Promissory dated August 28, 1996 of Endogen, Inc. to Silicon Valley Bank.**



10.28 Commercial Lease dated October 13, 1994, as amended, between Cummings Properties Management, Inc. and T Cell Diagnostics, Inc.**



10.29 Lease Assignment dated March 4, 1996 between T Cell Diagnostics, Inc. and Endogen, Inc.**



11.1        Statement re: Computation of earnings per share.**


23.1        Consent of Independent Accountants.


27.1        Financial Data Schedule.**


- ------------

*Previously filed as an exhibit to the Company's Registration Statement on Form S-4 No. 33-54430 and incorporated herein by reference.

**Previously filed with the Securities and Exchange Commission and incorporated herein by reference.


       (b)      Reports on Form 8-K.


                The Company filed a Report on Form 8-K dated March 4, 1996, on March 19, 1996 and a Report on Form 8-K/A on May 20, 1996 in connection with the Asset Purchase Agreement by and among the Company, T Cell Diagnostics, Inc. and T Cell Sciences, Inc. The Report on 8-K/A includes an audited balance sheet of TCD at December 31, 1995 and 1994 and audited statements of operations and cash flows for TCD's fiscal years ended December 31, 1995, 1994 and 1993.



       (c)      Exhibits.

                The Company hereby files as exhibits to this Form 10-K/A those exhibits listed in Item 14(a)(3), above.



       (d)      Financial Statement Schedules.

                The Company hereby files as financial statement schedules to this Form 10-K/A those financial statement schedules listed in Item 14(a)(2), above, which are attached hereto.

                                    SIGNATURES


                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to the Registrant's Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woburn, Commonwealth of Massachusetts, on the 25th day of September, 1996.


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
                                           =========    ==========


8.      Export Sales

        The Company generates revenue through product sales to customers outside the United States. Product sales by geographic area are as follows:


                                        Year ended May 31,
                                   1994         1995         1996

               United States   $2,211,151   $3,391,600   $3,713,088
               Europe             484,120    1,141,061    1,884,371
               Japan              473,325      429,145      846,938
               Other               97,814      110,269      177,764
                               ----------   ----------   ----------

                               $3,266,410   $5,072,075   $6,622,161
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

3.1         Restated Articles of Organization of Endogen, Inc.*

3.2         By-laws of Endogen, Inc., as amended.*


4.1 $2,002,978 Convertible Subordinated Note dated March 4, 1996 of Endogen, Inc. to T Cell Diagnostics, Inc.**


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

10.21 $2,002,978 Convertible Subordinated Note dated March 4, 1996 of Endogen, Inc. to T Cell Diagnostics, Inc.**


10.22       Registration Rights Agreement dated
            March 4, 1996 between Endogen, Inc. and T Cell Diagnostics, Inc.**


10.23 Lease Termination Agreement dated as of May 31, 1996 between Endogen, Inc. and Massachusetts Institute of Technology.**



10.24 Lease dated July 29, 1996 between Endogen, Inc. and Landman Omnibus XI Limited Partnership.**



10.25 Loan and Security Agreement dated August 28, 1996 between Endogen, Inc. and Silicon Valley Bank.**



10.26 $850,000 Revolving Promissory Note dated August 28, 1996 of Endogen, Inc. to Silicon Valley Bank.**



10.27 $400,000 Term Promissory dated August 28, 1996 of Endogen, Inc. to Silicon Valley Bank.**



10.28 Commercial Lease dated October 13, 1994, as amended, between Cummings Properties Management, Inc. and T Cell Diagnostics, Inc.**



10.29 Lease Assignment dated March 4, 1996 between T Cell Diagnostics, Inc. and Endogen, Inc. (filed herewith).**



11.1        Statement re: Computation of earnings per share.**


23.1        Consent of Independent Accountants.


27.1        Financial Data Schedule.**


- ------------

*Previously filed as an exhibit to the Company's Registration Statement on Form S-4 No. 33-54430 and incorporated herein by reference.

**Previously filed with the Securities and Exchange Commission and incorporated herein by reference.