Form 10QSB
period 1996-08-31
ENDOGEN INC
filed 1996-10-15
CIK 894020

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                   Form 10-QSB

             [ X] Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 1996

                                       or

             [ ] Transition report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

              For the Transition Period from _________ to ________.

                           Commission File No. 0-21354

                                  ENDOGEN, INC.

          (Exact name of Small Business Issuer as specified in charter)

        Massachusetts                                04-2789249
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                 Identification Number)

                                 30 Commerce Way
                           Woburn, Massachusetts 01801
                    (Address of principal executive offices)

                                 (617) 937-0890
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X                               No
                   ---                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Title                      Shares Outstanding as of October 1, 1996
-----------------------------         ----------------------------------------
Common Stock, $0.01 par value                     2,955,527

Transitional Small Business Disclosure Format (check one):

Yes                                                  No  X
    ---                                                 ---

                        Exhibit index located on page 11

                                  ENDOGEN, INC.

                                   FORM 10-QSB

                          QUARTER ENDED AUGUST 31, 1996
                                TABLE OF CONTENTS


                                                                      Page
PART I - FINANCIAL INFORMATION                                       Number
------------------------------                                       ------

Item 1 - Financial Statements (Unaudited)

    Condensed Balance Sheet
        August 31, 1996 and May 31, 1996................................  3

    Condensed Statement of Operations
        for the three months ended August 31, 1996 and 1995.............  4

    Condensed Statement of Cash Flows
        for the three months ended August 31, 1996 and 1995.............  5

    Notes to Condensed Financial Statements.............................  6

Item 2 - Management's Discussion and Analysis of
    Financial Condition and Results of Operations.........................8

PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K.................................9

Signatures.............................................................. 10

Index To Exhibits........................................................11

PART I - ITEM 1
Financial Statements
                                             ENDOGEN, INC.
                                        CONDENSED BALANCE SHEET

                                                          August 31,            May 31,
                                                            1996                 1996
                                                       ----------------    -----------------
                                                         (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                            $    717,314       $    763,739
    Accounts receivable, net of allowance for doubtful
    accounts of $20,000 at August 31, 1996 and May 31,
    1996                                                    1,438,163          1,280,280
    Accounts receivable - stockholder                         111,604            149,067
    Inventories                                             1,331,986          1,289,902
    Prepaid expenses and other current assets                 278,702            265,622
                                                          ------------       ------------
        Total current assets                                3,877,769          3,748,610

    Fixed assets, net                                       1,833,665          1,894,982
    Patents and license costs, net                            195,794            205,120
    Other assets                                              710,970            707,668
                                                          ------------       ------------
                                                            2,740,429          2,807,770
                                                          ------------       ------------
                                                         $  6,618,198       $  6,556,380
                                                          ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Borrowings under line of credit                      $    450,000       $          -
    Current portion of notes payable - bank                    51,813             64,723
    Current portion of convertible note payable               400,596            400,596
    Current portion of capital lease and other note
    payable                                                     7,031             13,355
    Accounts payable and accrued expenses                   1,090,632          1,126,338
                                                          ------------       ------------
        Total current liabilities                           2,000,072          1,605,012
                                                          ------------       ------------

Borrowings under line of credit                                     -            450,000
Notes payable - bank                                            4,362              7,633
Convertible note payable                                    1,602,382          1,602,382
                                                          ------------       ------------
                                                            1,606,744          2,060,015
                                                          ------------       ------------

Stockholders' equity:
    Common stock, $.01 par value; 5,000,000 shares
        authorized; 2,952,477 and 2,949,346 shares
        issued and outstanding at August 31, 1996
        and May 31, 1996, respectively.                        29,525             29,493
    Additional paid-in capital                              4,153,949          4,149,740
    Accumulated deficit                                   (1,172,092)        (1,287,880)
                                                          ------------       ------------
               Total stockholders equity                    3,011,382          2,891,353
                                                          ============       ============
                                                         $  6,618,198       $  6,556,380
                                                          ============       ============

              See notes to condensed unaudited financial statements

                                  ENDOGEN, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                            Three months ended
                                                August 31,

                                             1996           1995
                                         ------------   -------------
REVENUE:
    Product sales                         $2,115,136    $1,315,419
    Product sales to stockholder             111,345       106,140
                                           ----------   ----------
                                           2,226,481     1,421,559
                                           ----------   ----------
COSTS AND EXPENSES:
    Cost of sales                            761,831       457,534
    Cost of sales to stockholder              47,554        43,425
    Selling, general & administrative        925,918       648,680
    Research and development                 297,146       251,384
                                           ----------    ----------
                                           2,032,449     1,401,023

       Income from operations                194,032        20,536

Interest income (expense), net              (78,244)         3,894
                                           ----------    ----------

       Net income                         $  115,788    $   24,430
                                           ==========    ==========

Net income per share                      $     0.04    $      0.01
                                           ==========    ==========

Weighted average shares
    outstanding                            3,245,245     3,046,713
                                           ==========    ==========

              See notes to condensed unaudited financial statements

                                  ENDOGEN, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                            Three months ended
                                                                               August 31,

                                                                          1996           1995
                                                                        ----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $  115,788      $   24,430
     Adjustments to reconcile net income to net
         cash provided by (used for) operating activities:
             Depreciation and amortization                               192,699          72,658
             Increase in accounts receivable                           (157,883)        (48,404)
             Decrease (increase) in accounts receivable -
             stockholder                                                  37,463        (16,948)
             Decrease (increase) in inventories                         (42,084)           2,081
             Increase in prepaid expenses and other assets              (39,965)        (95,650)
             Increase in patent and license costs                        (5,500)         (5,000)
             Decrease in accounts payable and accrued expenses          (35,706)        (58,124)
                                                                       ----------      ----------

                  Net cash provided by (used for) operating
                  activities                                             64,812        (124,957)
                                                                       ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of fixed assets                                        (92,973)        (20,324)
                                                                       ----------      ----------

                  Net cash used for investing activities                (92,973)        (20,324)
                                                                       ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of capital lease obligations and other note payable      (22,505)        (30,252)
     Proceeds from issuance of common stock                                4,241          33,069
                                                                       ----------      ----------

                  Net cash (used for) provided by financing
                  activities                                            (18,264)           2,817
                                                                       ----------      ----------

Net decrease in cash and cash equivalents                               (46,425)       (142,464)

Cash and cash equivalents, beginning of period                           763,739       1,303,959
                                                                       ----------      ----------

Cash and cash equivalents, end of period                              $  717,314      $1,161,495
                                                                       ==========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                $    9,347      $    8,577
                                                                       ==========      ==========

              See notes to condensed unaudited financial statements

                                  ENDOGEN, INC.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS


1.  Basis of Presentation
     The unaudited condensed financial statements of Endogen, Inc. (the "Company" or "Endogen") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's financial position as of August 31, 1996 and the results of operations for the three month periods ended August 31, 1996 and 1995. The results of operations are not necessarily indicative of results for a full year.

     These financial statements should be read in conjunction with the financial statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission (the "SEC") on August 29, 1996 pursuant to the Securities Exchange Act of 1934, as amended. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations.


2. Summary of Significant Accounting Policies
     Net Income Per Share
     Net income per share has been determined by taking net income divided by the weighted average common shares and common share equivalents outstanding during the period.


3.  Inventories
     Inventories consist of the following:

                                              August 31,          May 31,
                                                 1996              1996
                                             -------------     -------------
                                             (Unaudited)

Raw materials and supplies                 $  478,129          $  294,176
Work in process
                                              304,272             314,976
Finished goods                                549,585
                                                                  680,750
                                            ----------          ----------
                                           $1,331,986          $1,289,902
                                            ==========          ==========


4. Fixed Assets
Fixed assets consist of the following:
                                            August 31,            May 31,
                                               1996                1996
                                           -------------        ------------
                                            (Unaudited)

Laboratory equipment                       $  924,900          $  896,056
Computer and office equipment                 651,794             603,540
Leasehold improvements                        961,611             945,736
                                            ----------          ----------
                                            2,538,305           2,445,332

Accumulated depreciation and amortization   (704,640)           (550,350)
                                            ----------          ----------
                                           $1,833,665          $1,894,982
                                            ==========          ==========

                                  ENDOGEN, INC.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:
                                           August 31,           May 31,
                                              1996               1996
                                         --------------     -------------
                                          (Unaudited)

Accounts payable                          $  542,878         $  624,043
Accrued wages                                185,096            138,204
Accrued royalties                            191,632            147,357
Accrued professional fees                    101,882            216,734
Accrued interest                              69,144                 --
                                           ==========         ==========
                                          $1,090,632         $1,126,338
                                           ==========         ==========

                                  ENDOGEN, INC.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS


PART I - ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes forward-looking statements, including, but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors.

Endogen, Inc. ("Endogen" or the "Company") is principally engaged in the development, manufacture and sale of specialty reagents and immuno-assay test kits for the biomedical research market. These products include over 200 specialty reagents and 49 immuno-assay test kits that measure immune system function in human, mouse, rat or porcine samples. Products are sold directly in the United States and through distributors in over 40 foreign countries.

Results of Operations
For the three months ended August 31, 1996, product revenues increased 57% to $2,226,481 from $1,421,559 in the same period last year. This growth is attributable to increased sales volume from existing Endogen product lines, new product introductions and product lines acquired through the Company's acquisition of T Cell Diagnostics ("TCD") in March 1996.

Cost of sales was $809,385 for the three months ended August 31, 1996 compared with $500,959 for the same period last year. As a percentage of product revenues, cost of sales was 36% for the three months ended August 31, 1996 compared with 35% in the same period last year. The slight difference was due primarily to the increased inventory valuation of the finished goods acquired from TCD under purchase accounting rules and the subsequent charge to cost of goods for inventory sold during the first quarter.

Research and development expense was $297,146 for the three months ended August 31, 1996 versus $251,384 for the same period last year, an increase of $45,762. As a result of the growth of Endogen's revenues, research and development expense decreased as a percentage of revenues to 13% for the three months ended August 31, 1996 from 18% for the same period last year. Future R&D spending is expected to more closely approach historical levels including expenses related to purchased technology. It is estimated that to complete development of the acquired technology into commercially viable products, it would take up to one year and an estimated $425,000.

Selling, general and administrative expense was $925,918 for the three months ended August 31, 1996 compared with $648,680 for the same period last year. The increase of $277,238 is due primarily to increases in sales and marketing staffing and activities. As a percentage of product revenues, selling, general and administrative expense decreased to 42% of revenues for the three months ended August 31, 1996 compared with 46% for the same period last year. This improvement is attributable to improved efficiencies stemming from the TCD acquisition.

Net interest expense was $78,244 for the three months ended August 31, 1996 compared with net interest income of $3,894 for the same period last year. The increase in interest expense is due primarily to a convertible subordinated note in the original principal amount of $2,002,978 Endogen issued in connection with the TCD acquisition in March 1996.

Liquidity and Capital Resources
The continued growth of Endogen's core business increases liquidity requirements to fund working capital needs and capital expenditures. This includes financing inventories and accounts receivable as well as the purchases of capital equipment to support new product development and operations. Endogen has financed its liquidity needs primarily through cash from operations and a working capital line of credit with a bank.

At August 31, 1996, Endogen's cash position was $717,314, a decrease of $46,425 from May 31, 1996. At May 31, 1996, Endogen had utilized $450,000 of a $500,000 working capital line of credit with a bank. On August 28, 1996, the Company refinanced its existing line of credit with a bank, providing for maximum borrowings of $850,000. Outstanding borrowings totaled $450,000 at August 31, 1996. Also on August 28, 1996, the Company entered into an agreement for an additional $400,000 from this bank in the form of a term loan.

                                  ENDOGEN, INC.


Based on management's current projections, Endogen believes that its financial resources and cash flows from operations, together with the bank credit lines currently available, will be sufficient to finance its current and planned operations at least through May 31, 1997. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, if at all.


Certain Factors That May Affect Future Results

The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-QSB that are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the Company's ability to (i) meet its working capital and future liquidity needs, (ii) successfully implement its strategic growth strategies, (ii) understand, anticipate and respond to rapidly changing technologies, market trends and customer needs, (iv) develop, manufacture and deliver high quality, technologically advanced products on a timely basis to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company, (v) obtain and protect licensing and intellectual property rights necessary for the Company's technology and product development and on terms favorable to the Company, and (vi) recruit and retain highly talented professionals in a competitive job market. The Company's ability to market and sell its products could also be adversely affected by the emergence of new competitors in the market place and by changes resulting in increased government regulation of the manufacture and sale of its products. In addition, a significant portion of the Company's revenues are attributable to international customers, which may be adversely affected by factors including fluctuations in exchange rates, adverse political and economic conditions, tariff regulation, and difficulties in obtaining export licenses. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission, including, but not limited to, the Company's Annual Report on Form 10-K filed on August 29, 1996.



PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

     (a) - EXHIBITS


     11.1  Statement Re: Computation of Per Share Earnings

     27.1  Financial Data Schedule


     (b) - REPORTS ON FORM 8-K

       No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  ENDOGEN, INC.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ENDOGEN, INC.



                                       BY:



Date:  October 15, 1996                /s/ Owen A. Dempsey
                                       --------------------------------
                                       Owen A. Dempsey
                                       Director, President and
                                       Chief Executive Officer






Date:  October 15, 1996                /s/ Owen A. Dempsey
                                       --------------------------------
                                       Owen A. Dempsey
                                       Treasurer (Principal Financial and
                                                   Chief Accounting Officer)

                                 ENDOGEN, INC.


                                INDEX TO EXHIBITS

Exhibit Number                  Description                                Page
--------------                  -----------                                ----

   11.1     Statement regarding computation of per share earnings...........12


   27.1     Financial Data Schedule.........................................13