Form 10QSB
period 1996-11-30
ENDOGEN INC
filed 1997-01-13
CIK 894020

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                   Form 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 1996

                                       or

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

                                 30 Commerce Way
                        Woburn, Massachusetts 01801-1059
                    (Address of principal executive offices)

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

                              Yes  X          No
                                  ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Title                       Shares Outstanding as of January 3, 1997
 ----------------------------          ----------------------------------------
Common Stock, $0.01 par value                        2,974,434

Transitional Small Business Disclosure Format (check one):

                              Yes              No X
                                  ---            ---

                        Exhibit index located on page 12

                                  ENDOGEN, INC.

                                   FORM 10-QSB

                         QUARTER ENDED NOVEMBER 30, 1996
                                TABLE OF CONTENTS


                                                                      Page
PART I - FINANCIAL INFORMATION                                       Number
------------------------------                                       ------

Item 1 - Financial Statements (Unaudited)

     Condensed Balance Sheet
         November 30, 1996 and May 31, 1996...............................3

     Condensed Statement of Operations
         for the three months ended November 30, 1996 and 1995 and
         for the six months ended November 30, 1996 and 1995..............4

     Condensed Statement of Cash Flows
         for the six months ended November 30, 1996 and 1995..............5

     Notes to Condensed Financial Statements..............................6

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations........................8


PART II - OTHER INFORMATION
---------------------------

Item 4 - Submission of Matters to a Vote of Security Holders.............10

Item 6 - Exhibits and Reports on Form 8-K................................10

Signatures.............................................................. 11

Index To Exhibits........................................................12

PART I - Item 1
Financial Statements
                                  ENDOGEN, INC.
                             CONDENSED BALANCE SHEET

                                                         November 30,         May 31,
                                                             1996              1996
                                                         ------------         -------
                                                        (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                          $   405,342        $  763,739
     Accounts receivable, net of allowance for
      doubtful accounts of $20,000 at
      November 30, 1996 and May 31, 1996,                 1,517,432         1,280,280
     Accounts receivable - stockholder                       68,496           149,067
     Inventories                                          1,577,128         1,289,902
     Prepaid expenses and other current assets              218,989           265,622
                                                         -----------        ----------
         Total current assets                             3,787,387         3,748,610

     Fixed assets, net                                    2,092,164         1,894,982
     Patents and license costs, net                         195,960           205,120
     Other assets                                           633,753           707,668
                                                         -----------        ----------
                                                          2,921,877         2,807,770
                                                         -----------        ----------
                                                        $ 6,709,264        $6,556,380
                                                         ===========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under line of credit                    $    50,000        $        -
     Current portion of notes payable - bank                 37,814            64,723
     Current portion of convertible note payable            400,596           400,596
     Current portion of term loan payable to a bank         133,333                 -
     Current portion of capital lease and other
      note payable                                                -            13,355
     Accounts payable and accrued expenses                1,205,347         1,126,338
                                                         -----------        ----------
         Total current liabilities                        1,827,090         1,605,012
                                                         -----------        ----------

Borrowings under line of credit                                   -           450,000
Notes payable - bank                                          2,181             7,633
Term loan payable to a bank                                 266,667                 -
Convertible note payable                                  1,402,084         1,602,382
                                                         -----------        ----------
                                                          1,670,932         2,060,015
                                                         -----------        ----------

Stockholders' equity:
     Common stock, $.01 par value; 10,000,000 and
      5,000,000 shares authorized; 2,974,434 and
      2,949,346 shares issued and outstanding at
      November 30, 1996 and May 31, 1996,
      respectively.                                          29,744            29,493
     Additional paid-in capital                           4,200,211         4,149,740
     Accumulated deficit                                 (1,018,713)       (1,287,880)
                                                         ----------        -----------
                Total stockholders equity                 3,211,242         2,891,353
                                                         ----------        -----------
                                                         $6,709,264      $  6,556,380
                                                         ==========        ===========


              See notes to condensed unaudited financial statements

                                  ENDOGEN, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                      Three Months Ended                    Six Months Ended
                                                         November 30,                         November 30,

                                                  1996            1995            1996              1995
                                              -----------      ----------      ----------       ----------

REVENUE:
     Product sales                            $2,398,533       $1,315,778      $4,513,669       $2,631,198
     Product sales to stockholder                 79,097          109,218         190,442          215,358
                                               ----------
                                                                ----------      ----------       ----------
                                               2,477,630        1,424,996       4,704,111        2,846,556
                                               ----------       ----------      ----------       ----------

COSTS AND EXPENSES:
     Cost of sales                               770,993          410,373       1,532,824          867,908
     Cost of sales to stockholder                 33,853           44,779          81,407           88,204
     Selling, general & administrative         1,094,466          644,776       2,020,383        1,293,456
     Research and development                    332,750          249,903         629,896          501,287
                                               ----------       ----------      ----------       ----------
                                               2,232,062        1,349,831       4,264,510        2,750,855
                                               ----------       ----------      ----------       ----------

        Income from operations                   245,568           75,165         439,601           95,701

Interest income (expense), net                  (42,189)          (3,217)       (120,434)              677
                                               ----------       ----------     ----------       ----------
        Net income before provision
        for income taxes                         203,379           71,948         319,167           96,378

Provision for income taxes                        50,000                -          50,000                -
                                               ----------       ----------      ----------       ----------

        Net income                            $  153,379       $   71,948      $  269,167       $   96,378
                                               ==========       ==========      ==========       ==========

Net income per share                          $     0.05       $     0.02      $     0.08       $     0.03
                                               ==========       ==========      ==========       ==========

Weighted average shares
     outstanding                               3,257,576        3,105,894       3,250,665        3,061,311
                                               ==========       ==========      ==========       ==========



              See notes to condensed unaudited financial statements

                                  ENDOGEN, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                           November 30,

                                                                                        1996              1995
                                                                                     ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                    $  269,167       $   96,378
      Adjustments to reconcile net income to net
           cash provided by operating activities:
                Depreciation and amortization                                          375,362          126,859
                (Increase) decrease in accounts receivable                            (237,152)          50,037
                Decrease (increase) in accounts receivable - stockholder                80,571          (91,400)
                Increase in inventories                                               (287,226)         (51,700)
                Decrease (increase) in prepaid expenses and other assets                73,384          (25,750)
                Increase in patent and license costs                                   (20,500)         (26,672)
                Increase in accounts payable and accrued expenses                       79,009          104,583
                                                                                      ----------      ----------

                     Net cash provided by operating activities                         332,615          182,335
                                                                                      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of fixed assets                                                     (495,720)        (139,981)
                                                                                      ----------      ----------

                     Net cash used for investing activities                           (495,720)        (139,981)
                                                                                      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of capital lease obligations and other note payable, net              (646,014)        (294,804)
      Proceeds from borrowings under term loan payable to a bank                       400,000                -
      Proceeds from issuance of common stock                                            50,722          198,627
                                                                                      ----------      ----------

                     Net cash used for financing activities                           (195,292)         (96,177)
                                                                                      ----------      ----------

Net decrease in cash and cash equivalents                                             (358,397)         (53,823)

Cash and cash equivalents, beginning of period                                         763,739        1,303,959
                                                                                      ----------      ----------

Cash and cash equivalents, end of period                                             $ 405,342       $1,250,136
                                                                                      ==========      ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                               $ 125,838       $   20,033
                                                                                      ==========      ==========
Cash paid for income taxes                                                           $  50,000       $       --
                                                                                      ==========      ==========

              See notes to condensed unaudited financial statements

                                  ENDOGEN, INC.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.  Basis of Presentation
      The unaudited condensed financial statements of Endogen, Inc. (the "Company" or "Endogen") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's financial position as of November 30, 1996 and the results of operations for the three and six month periods ended November 30, 1996 and 1995. The results of operations are not necessarily indicative of results for a full year.

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

      Change in Estimate
      Effective September 1, 1996, the Company changed its estimate of the remaining service life of certain fixed assets. The effect of the change in estimate was a decrease in depreciation expense of approximately $53,000 and an increase in earnings per share of $.02 for the three months ended November 30, 1996.


3.  Inventories
      Inventories consist of the following:

                                                   November 30,        May 31,
                                                      1996             1996
                                                   ------------     ------------

       Raw materials and supplies                  $  704,036       $  294,176
       Work in process                                436,311          314,976
       Finished goods                                 436,781          680,750
                                                    ----------      -----------
                                                   $1,577,128       $1,289,902
                                                    ==========      ===========


4. Fixed Assets
      Fixed assets consist of the following:
                                                   November 30,        May 31,
                                                       1996             1996
                                                  -----------       -----------

       Laboratory equipment                       $  942,400        $  896,056
       Computer and office equipment                 690,664           603,540
       Leasehold improvements                      1,307,988           945,736
                                                   ----------        ----------
                                                   2,941,052         2,445,332

       Accumulated depreciation and amortization    (848,888)         (550,350)
                                                   ----------        ----------
                                                  $2,092,164        $1,894,982
                                                   ==========        ==========

                                 Endogen, Inc.
               Notes to Condensed Unaudited Financial Statements

5. Accounts Payable and Accrued Expenses
      Accounts payable and accrued expenses consist of the following:

                                                   November 30,      May 31,
                                                       1996           1996
                                                   ------------    --------

       Accounts payable                             $  696,544   $  624,043
       Accrued wages                                   178,172      138,204
       Accrued royalties                               173,024      147,357
       Accrued professional fees                       126,147      216,734
       Accrued interest                                 31,460           --
                                                    ----------   ----------
                                                    $1,205,347   $1,126,338
                                                    ==========   ==========


6.    Common Stock
      On November 6, 1996, the stockholders of the Company approved an increase in the number of authorized shares of common stock from 5,000,000 to 10,000,000 shares.

                                  ENDOGEN, INC.

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

Endogen, Inc. ("Endogen" or the "Company") is principally engaged in the development, manufacture and sale of specialty reagents and immuno-assay test kits for pharmaceutical, biotechnology and biomedical research. These products include over 200 specialty reagents and 49 immuno-assay test kits that measure immune system function in human, mouse, rat, rabbit or porcine samples. Products are sold directly in the United States and through distributors in over 40 foreign countries.

Results of Operations
For the six months ended November 30, 1996, product revenues increased 65% to $4,704,111 from $2,846,556 in the same period last year. Revenues in the quarter ended November 30, 1996 increased 74% to $2,477,630 from $1,424,996 in the same quarter in 1995. The growth is attributable to increased sales volume from existing Endogen product lines, new product introductions and product lines acquired through the Company's acquisition of T Cell Diagnostics ("TCD") in March 1996.

Cost of sales was $1,614,231 for the six months ended November 30, 1996 compared with $956,112 for the same period last year. As a percentage of product revenues, cost of sales was 34% in each of the six-month periods ended November 30, 1996 and 1995, respectively. Similarly, cost of sales was $804,846 or 32% of revenues in the second quarter ended November 30, 1996 versus $455,152 or 32% in the same quarter in 1995.

Research and development expense was $629,896 for the six months ended November 30, 1996 versus $501,287 for the same period last year, an increase of $128,609. As a result of the growth of Endogen's revenues, research and development expense decreased as a percentage of revenues to 13% for the six months ended November 30, 1996 from 18% for the same period last year. For the three months ended November 30, 1996, research and development expense was $332,750 or 13% of revenues versus $249,903 or 18% of revenues for the prior year quarter. Future research and development spending could, however, be expected to more closely approach historical levels. Endogen plans to continue to spend heavily on research and development in order to develop new products and to upgrade existing products.

Selling, general and administrative expense was $2,020,383 for the six months ended November 30, 1996 compared with $1,293,456 for the same period last year. The increase of $726,927 is due primarily to increases in sales and marketing staffing and activities. As a percentage of product revenues, selling, general and administrative expense decreased to 43% of revenues for the six months ended November 30, 1996 compared with 45% for the same period last year. This improvement is attributable to improved efficiencies stemming from the TCD acquisition and increased product revenues. For the three months ended November 30, 1996, selling, general and administrative expense was $1,094,466 or 44% of revenues versus $644,776 or 45% of revenues in the comparable 1995 quarter.

Net interest expense was $120,434 for the six months ended November 30, 1996 compared with net interest income of $677 for the same period last year. The increase in interest expense is due primarily to a convertible subordinated note in the original principal amount of $2,002,978 issued by Endogen in connection with the TCD acquisition in March 1996 and borrowings under a term note payable with a bank.

The Company's effective tax rate is 16% for the three and six months ended November 30, 1996. The effective rate is a result of 1997 operating income and expected utilization of the Company's net operating loss and research and development tax credit carryforwards. The Company did not have a provision for income taxes during 1996 due to cumulative operating losses.

                                 ENDOGEN, INC.

Liquidity and Capital Resources
The substantial growth of Endogen's business has led to increased liquidity requirements to fund working capital needs and capital expenditures. This includes financing inventories and accounts receivable to support the Company's growing operations, as well as purchases of new laboratory equipment and leasehold improvements to support new product development. Endogen has financed its liquidity needs primarily through cash from operations, a working capital line of credit with a bank and a term loan payable to a bank.

At November 30, 1996, Endogen's cash position was $405,342, a decrease of $358,397 from May 31, 1996. At May 31, 1996, Endogen had utilized $450,000 of a $500,000 working capital line of credit with a bank. On August 28, 1996, the Company refinanced its existing line of credit with a bank, providing for maximum borrowings of $850,000. Outstanding borrowings with this bank under a line of credit totaled $50,000 at November 30, 1996 and outstanding borrowings under a term loan agreement totaled $400,000 at November 30, 1996.

Based on management's current projections, Endogen believes that its financial resources and cash flows from operations, together with the bank credit line and term loan currently available, will be sufficient to finance its current and planned operations for at least the next twelve months. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, if at all.


Certain Factors That May Affect Future Results

The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-QSB that are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the Company's ability to (i) meet its working capital and future liquidity needs, (ii) successfully implement its strategic growth strategies, (iii) understand, anticipate and respond to rapidly changing technologies, market trends and customer needs, (iv) develop, manufacture and deliver high quality, technologically advanced products on a timely basis to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company, (v) obtain and protect licensing and intellectual property rights necessary for the Company's technology and product development and on terms favorable to the Company, and (vi) recruit and retain highly talented professionals in a competitive job market. The Company's ability to market and sell its products could also be adversely affected by the emergence of new competitors in the market place and by changes resulting in increased government regulation of the manufacture and sale of its products. In addition, a significant portion of the Company's revenues are attributable to international customers, which may be adversely affected by factors including fluctuations in exchange rates, adverse political and economic conditions, tariff regulation, and difficulties in obtaining export licenses. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission, including, but not limited to, the Company's Annual Report on Form 10-K filed on August 29, 1996 and its Quarterly Report on Form 10-QSB filed on October 15, 1996.

                                 ENDOGEN, INC.



PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

         The annual meeting of Stockholders of Endogen, Inc. was held on November 6, 1996. A vote was proposed (1) to elect members of the Company's Board of Directors to serve for the ensuing year or until their successors are elected and qualified, or until their earlier resignation or removal; (2) to amend the Company's Restated Articles of Organization to increase the number of authorized shares of Common Stock, $.01 par value per share, from 5,000,000 to 10,000,000 shares; and (3) to ratify the selection of the firm of Price Waterhouse LLP as independent auditors for the fiscal year ending May 31, 1997. The shareholder voting results are as follows:


                                                 Votes     Votes        Votes      Broker
                                                  for     against     abstained   Non-votes

         (1)   Election of:

              Owen A. Dempsey                  2,504,959    77,751        -           -
              Wallace G. Dempsey               2,505,027    77,683        -           -
              Irwin J. Gruverman               2,394,027   188,683        -           -
              Hayden H. Harris                 2,504,734    77,976        -           -
              Wolfgang Woloszczuk              2,505,027    77,683        -           -

         (2)   Amend Restated Articles of Organization

                                               2,458,789   105,200     18,721         -

         (2)  Ratify Price Waterhouse LLP      2,568,048     4,203     10,459         -


Item 6 - Exhibits and Reports on Form 8-K

      (a) - EXHIBITS
            --------


       3.1  Restated Articles of Organization

      11.1  Statement Re: Computation of Per Share Earnings

      27.1  Financial Data Schedule


      (b) - REPORTS ON FORM 8-K
            -------------------

        No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                 ENDOGEN, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ENDOGEN, INC.



                                        BY:



Date:  January 13, 1997                 /s/ Owen A. Dempsey
                                        --------------------------------
                                        Owen A. Dempsey
                                        Director, President and
                                        Chief Executive Officer






Date:  January 13, 1997                 /s/ Avery W. Catlin
                                        --------------------------------
                                        Avery W. Catlin
                                        Vice President, Finance, Treasurer
                                        and Chief Financial Officer
                                        (Principal Financial and
                                        Chief Accounting Officer)

                                 ENDOGEN, INC.



                                INDEX TO EXHIBITS



Exhibit Number                    Description                            Page


     3.1     Restated Articles of Organization...........................


    11.1     Statement regarding Computation of Earnings per Share.......


    27.1     Financial Data Schedule.....................................