Form 10QSB
period 1997-02-28
ENDOGEN INC
filed 1997-04-03
CIK 894020

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                   Form 10-QSB

[ X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended February 28, 1997

                                       or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Transition Period from _________ to __________.

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

                      Yes X                No ___

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Title                       Shares Outstanding as of March 28, 1997
-----------------------------        ---------------------------------------
Common Stock, $0.01 par value                    3,403,829

Transitional Small Business Disclosure Format (check one):

                          Yes ___              No  X

                        Exhibit index located on page 12

                                  ENDOGEN, INC.

                                   FORM 10-QSB

                         QUARTER ENDED FEBRUARY 28, 1997
                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                              Number
                                                                                                              ------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements (Unaudited)

     Condensed Balance Sheet
         February 28, 1997 and May 31, 1996...................................................................... 3

     Condensed Statement of Operations
         for the three months ended February 28, 1997 and February 29, 1996 and for the nine months ended February 28, 1997 and February 29, 1996....................................... 4

     Condensed Statement of Cash Flows
         for the nine months ended February 28, 1997 and February 29, 1996....................................... 5

     Notes to Condensed Financial Statements..................................................................... 6

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations................................................................8


PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K........................................................................10

Signatures...................................................................................................... 11

Index To Exhibits................................................................................................12


PART I - Item 1
Financial Statements
                                  ENDOGEN, INC.
                             CONDENSED BALANCE SHEET

                                                                           February 28,                   May 31,
                                                                              1997                          1996
                                                                       --------------------         ---------------------
ASSETS                                                                     (unaudited)
Current assets:
     Cash and cash equivalents                                       $             386,648        $              763,739
     Accounts receivable, net of allowance for doubtful accounts
     of $20,000 at February 28, 1997 and May 31, 1996,                           1,653,436                     1,280,280
     Accounts receivable - stockholder                                              80,154                       149,067
     Inventories                                                                 1,738,693                     1,289,902
     Prepaid expenses and other current assets                                     234,883                       265,622
                                                                       --------------------         ---------------------
         Total current assets                                                    4,093,814                     3,748,610

     Fixed assets, net                                                           2,401,816                     1,894,982
     Patents and license costs, net                                                181,578                       205,120
     Other assets                                                                  588,715                       707,668
                                                                       --------------------         ---------------------
                                                                                 3,172,109                     2,807,770
                                                                       --------------------         ---------------------
                                                                     $           7,265,923        $            6,556,380
                                                                       ====================         =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under line of credit                                 $              50,000        $                    -
     Current portion of notes payable - bank                                        23,814                        64,723
     Current portion of convertible note payable                                         -                       400,596
     Current portion of term loan payable to a bank                                133,333                             -
     Current portion of capital lease                                                5,227                        13,355
     Accounts payable and accrued expenses                                       1,586,365                     1,126,338
                                                                       --------------------         ---------------------
         Total current liabilities                                               1,798,739                     1,605,012
                                                                       --------------------         ---------------------

Borrowings under line of credit                                                          -                       450,000
Notes payable - bank                                                                     -                         7,633
Term loan payable to a bank                                                        233,333                             -
Capital lease obligations                                                           16,276                             -
Convertible note payable                                                                 -                     1,602,382
                                                                       --------------------         ---------------------
                                                                                   249,609                     2,060,015
                                                                       --------------------         ---------------------

Stockholders' equity:
     Common stock, $.01 par value;  10,000,000 and 5,000,000
         shares  authorized; 3,400,656 and 2,949,346  shares
         issued and  outstanding at February 28, 1997
         and May 31, 1996, respectively.                                            34,006                        29,493
     Additional paid-in capital                                                  6,064,168                     4,149,740
     Accumulated deficit                                                          (880,599)                   (1,287,880)
                                                                       --------------------         ---------------------
                Total stockholders equity                                        5,217,575                     2,891,353
                                                                       ====================         =====================
                                                                     $           7,265,923        $            6,556,380
                                                                       ====================         =====================


              See notes to condensed unaudited financial statements

                                  ENDOGEN, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                    Nine Months Ended

                                                February 28,      February 29,       February 28,      February 29,
                                                    1997              1996               1997              1996
                                                --------------    --------------     --------------    --------------
REVENUE:
     Product sales                            $     2,353,634   $     1,439,426    $     6,867,304   $     4,070,747
     Product sales to stockholder                     125,636           124,058            316,077           339,416
                                                --------------    --------------     --------------    --------------
                                                    2,479,270         1,563,484          7,183,381         4,410,163
                                                --------------    --------------     --------------    --------------

COSTS AND EXPENSES:
     Cost of sales                                    832,310           469,353          2,365,119         1,337,262
     Cost of sales to stockholder                      38,630            50,863            120,051           139,067
     Selling, general & administrative              1,024,075           676,490          3,044,458         1,970,070
     Research and development                         384,125           281,287          1,014,021           782,574
                                                --------------    --------------     --------------    --------------
                                                    2,279,140         1,477,993          6,543,649         4,228,973
                                                --------------    --------------     --------------    --------------

        Income from operations                        200,130            85,491            639,732           181,190

Interest income (expense), net                       (37,018)             4,562          (157,451)             5,238
                                                --------------    --------------     --------------    --------------
        Net income before provision
        for income taxes                              163,112            90,053            482,281           186,428

Provision for income taxes                             25,000                 -             75,000                 -
                                                --------------    --------------     --------------    --------------

        Net income                            $       138,112   $        90,053    $       407,281   $       186,428
                                                ==============    ==============     ==============    ==============

Net income per share                          $          0.04   $          0.03    $          0.12   $          0.06
                                                ==============    ==============     ==============    ==============

Weighted average shares
     outstanding                                    3,371,889         3,088,835          3,291,003         2,987,994
                                                ==============    ==============     ==============    ==============



              See notes to condensed unaudited financial statements

                                  ENDOGEN, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                                              Nine Months Ended

                                                                                        February 28,       February 29,
                                                                                            1997               1996
                                                                                       ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                     $        407,281   $        186,428
      Adjustments to reconcile net income to net
           cash provided (used) by operating activities:
                Depreciation and amortization                                                 561,514            254,798
                Increase in accounts receivable                                              (373,156)          (226,958)
                Decrease (increase) in accounts receivable - stockholder                       68,913            (32,266)
                Increase in inventories                                                      (448,791)           (91,800)
                Decrease in prepaid expenses and other assets                                  78,946             27,395
                Increase in patent and license costs                                          (20,500)           (40,371)
                Increase (decrease) in accounts payable and accrued expenses                  460,028           (158,354)
                                                                                       ---------------    ---------------

                     Net cash provided (used) by operating activities                         734,235            (81,128)
                                                                                       ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of fixed assets                                                            (953,559)          (316,445)
      Purchase of Cytokine Sciences, Inc.                                                           -           (100,000)
                                                                                       ---------------    ---------------

                     Net cash used for investing activities                                  (953,559)          (416,445)
                                                                                       ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of capital lease obligations and other debt, net                             (674,028)          (328,489)
      Proceeds from borrowings under term loan payable to a bank                              400,000                  -
      Proceeds from issuance of common stock                                                  116,261            265,750
                                                                                       ---------------    ---------------

                     Net cash used for financing activities                                  (157,767)           (62,739)
                                                                                       ---------------    ---------------

Net decrease in cash and cash equivalents                                                    (377,091)          (560,312)

Cash and cash equivalents, beginning of period                                                763,739          1,303,959
                                                                                       ---------------    ---------------

Cash and cash equivalents, end of period                                             $        386,648   $        743,647
                                                                                       ===============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
AND NON-CASH FINANCING ACTIVITIES:
Cash paid for interest                                                               $        163,862   $         25,926
                                                                                       ===============    ===============

Cash paid for income taxes                                                           $         50,000   $              -
                                                                                       ===============    ===============

Issuance of common stock upon conversion of convertible note payable                 $      1,802,680   $              -
                                                                                       ===============    ===============



              See notes to condensed unaudited financial statements

                                  ENDOGEN, INC.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS



1.  Basis of Presentation

      The unaudited condensed financial statements of Endogen, Inc. (the "Company" or "Endogen") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's financial position as of February 28, 1997 and the results of operations for the three and nine month periods ended February 28, 1997 and February 29, 1996. The results of operations are not necessarily indicative of results for a full year.

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

      Change in Estimate
      Effective September 1, 1996, the Company changed its estimate of the remaining service life of certain fixed assets. The effect of the change in estimate was a decrease in depreciation expense of approximately $53,000 and $106,000 and an increase in earnings per share of $.01 and $.03 for the three- and nine-month periods ended February 28, 1997.



3.  Inventories

      Inventories consist of the following:

                                                              February 28,                   May 31,
                                                                  1997                        1996
                                                             ----------------            ----------------
       Raw materials and supplies                          $         624,020           $         294,176
       Work in process                                               610,146                     314,976
       Finished goods                                                504,527                     680,750
                                                             ----------------            ----------------
                                                           $       1,738,693           $       1,289,902
                                                             ================            ================

                                  ENDOGEN, INC.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS


4. Fixed Assets

      Fixed assets consist of the following:

                                                              February 28,                   May 31,
                                                                  1997                        1996
                                                             ----------------            ----------------
       Laboratory equipment                                $         960,128           $         896,056
       Computer and office equipment                                 749,576                     603,540
       Leasehold improvements                                      1,689,187                     945,736
                                                             ----------------            ----------------
                                                                   3,398,891                   2,445,332

       Accumulated depreciation and amortization                    (997,075)                   (550,350)
                                                             ----------------            ----------------
                                                           $       2,401,816           $       1,894,982
                                                             ================            ================

5. Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following:

                                                               February 28,                   May 31,
                                                                  1997                         1996
                                                             ----------------             ----------------
       Accounts payable                                    $         803,950            $         624,043
       Accrued wages                                                 302,019                      138,204
       Accrued royalties                                             325,275                      147,357
       Accrued professional fees                                     155,122                      216,734
                                                             ================             ================
                                                           $       1,586,366            $       1,126,338
                                                             ================             ================


6.    Common Stock

      On November 6, 1996, the stockholders of the Company approved an increase in the number of authorized shares of common stock from 5,000,000 to 10,000,000 shares.



7. Convertible Note Payable

      On February 10, 1997, T Cell Diagnostics, Inc. exercised its right to convert a convertible subordinated note into 389,347 shares of the Company's common stock at a conversion price equal to $4.63 per share.

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

Endogen, Inc. ("Endogen" or the "Company") is principally engaged in the development, manufacture and sale of specialty reagents and immuno-assay test kits for pharmaceutical, biotechnology and biomedical research. These products include over 200 specialty reagents and 50 immuno-assay test kits that measure immune system function in human, mouse, rat, rabbit or porcine samples. Products are sold directly in the United States and through distributors in over 40 foreign countries.

Results of Operations
For the nine months ended February 28, 1997, product revenues increased 63% to $7,183,381 from $4,410,163 in the same period last year. Revenues in the quarter ended February 28, 1997 increased 59% to $2,479,270 from $1,563,484 in the same quarter in fiscal 1996. The growth is attributable to increased sales volume from existing Endogen product lines, new product introductions and product lines acquired through the Company's acquisition of T Cell Diagnostics ("TCD") in March 1996.

Cost of sales was $2,485,170 for the nine months ended February 28, 1997 compared with $1,476,329 for the same period last year. As a percentage of product revenues, cost of sales was 35% and 33% in the nine-month periods ended February 28, 1997 and February 29, 1996, respectively. Similarly, cost of sales was $870,940 or 35% of revenues in the third quarter ended February 28, 1997 versus $520,216 or 33% in the same quarter in fiscal 1996. The increase in cost of sales as a percentage of product revenues in fiscal 1997 is due to changes in product mix between the fiscal 1997 and 1996 three- and nine-month periods.

Research and development expense was $1,014,021 for the nine months ended February 28, 1997 versus $782,574 for the same period last year, an increase of $231,447. As a result of the growth of Endogen's revenues, research and development expense decreased as a percentage of revenues to 14% for the nine months ended February 28, 1997 from 18% for the same period last year. For the three months ended February 28, 1997, research and development expense was $384,125 or 15% of revenues versus $281,287 or 18% of revenues for the prior year quarter. Endogen plans to continue to spend heavily on research and development in order to develop new products and to upgrade existing products.

Selling, general and administrative expense was $3,044,458 for the nine months ended February 28, 1997 compared with $1,970,070 for the same period last year. The increase of $1,074,388 is due primarily to increases in sales and marketing staffing and activities. As a percentage of product revenues, selling, general and administrative expense decreased to 42% of revenues for the nine months ended February 28, 1997 compared with 45% for the same period last year. This improvement is attributable to improved efficiencies stemming from the TCD acquisition and increased product revenues. For the three months ended February 28, 1997, selling, general and administrative expense was $1,024,075 or 41% of revenues versus $676,490 or 43% of revenues in the comparable 1996 quarter.

Net interest expense was $157,451 for the nine months ended February 28, 1997 compared with net interest income of $5,238 for the same period last year. The increase in interest expense is due primarily to a convertible subordinated note in the original principal amount of $2,002,978 issued by Endogen in connection with the TCD acquisition in March 1996 and borrowings under a term note payable with a bank. On February 10, 1997, TCD exercised its right to convert the convertible subordinated note into 389,347 shares of the Company's common stock at a conversion price equal to $4.63 per share.

The Company's effective tax rate is 15% and 16% for the three and nine months ended February 28, 1997, respectively. The effective rate is a result of 1997 operating income and expected utilization of the Company's net operating loss and research and development tax credit carryforwards. The Company did not have a provision for income taxes during 1996 due to cumulative operating losses.


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

At February 28, 1997, Endogen's cash position was $386,648, a decrease of $377,091 from May 31, 1996. At May 31, 1996, Endogen had utilized $450,000 of a $500,000 working capital line of credit with a bank. On August 28, 1996, the Company refinanced its existing line of credit with a bank, providing for maximum borrowings of $850,000. Outstanding borrowings with this bank under a line of credit totaled $50,000 at February 28, 1997 and outstanding borrowings under a term loan agreement totaled $366,666 at February 28, 1997.

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


Certain Factors That May Affect Future Results

The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-QSB that are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the Company's ability to (i) meet its working capital and future liquidity needs, (ii) successfully implement its strategic growth strategies, (iii) understand, anticipate and respond to rapidly changing technologies, market trends and customer needs, (iv) develop, manufacture and deliver high quality, technologically advanced products on a timely basis to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company, (v) obtain and protect licensing and intellectual property rights necessary for the Company's technology and product development and on terms favorable to the Company, and (vi) recruit and retain highly talented professionals in a competitive job market. The Company's ability to market and sell its products could also be adversely affected by the emergence of new competitors in the market place and by changes resulting in increased government regulation of the manufacture and sale of its products. In addition, a significant portion of the Company's revenues are attributable to international customers, which may be adversely affected by factors including fluctuations in exchange rates, adverse political and economic conditions, tariff regulation, and difficulties in obtaining export licenses. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission, including, but not limited to, the Company's Annual Report on Form 10-K filed on August 29, 1996 and its Quarterly Reports on Form 10-QSB filed on October 15, 1996 and January 13, 1997.

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


                                              ENDOGEN, INC.



                                              BY:



Date:  April 3, 1997                          /s/ Owen A. Dempsey
                                              --------------------------------
                                              Owen A. Dempsey
                                              Director, President and
                                              Chief Executive Officer






Date:  April 3, 1997                          /s/ Avery W. Catlin
                                              --------------------------------
                                              Avery W. Catlin
                                              Vice President, Finance, Treasurer
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Chief Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit Number              Description                                     Page
--------------              -----------                                     ----
    11.1        Statement regarding Computation of Earnings per Share....


    27.1        Financial Data Schedule..................................