Form 10KSB
period 1997-05-31
ENDOGEN INC
filed 1997-08-08
CIK 894020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                         Commission File Number 0-21354

                                  ENDOGEN, INC.
        (Exact name of Small Business Issuer as specified in its charter)


               Massachusetts                                  04-2789249
      (State or other jurisdiction of                        (IRS Employer
      incorporation or organization)                      Identification No.)


              30 Commerce Way                                 01801-1059
           Woburn, Massachusetts                              (Zip Code)
 (Address of principal executive offices)


         Issuer's telephone number, including area code: (617) 937-0890


      Securities registered pursuant to Section 12(b) of the Exchange Act:

     Title of each Class                    Name of Exchange on which registered
Common Stock, $.01 Par Value                    The Boston Stock Exchange


      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes  [X]                         No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the fiscal year ended May 31, 1997 were $9,589,301.

Aggregate market value as of July 14, 1997, of Common Stock held by non-affiliates of the Issuer: $11,862,000, based on the closing sales price of such stock on the Nasdaq SmallCap Market on July 14, 1997.

Number of shares of Common Stock outstanding on July 14, 1997:  3,420,319

Transitional Small Business Disclosure Format (check one):

              Yes  [ ]                         No  [X]


                       DOCUMENTS INCORPORATED BY REFERENCE


The Issuer intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended May 31, 1997. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

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


ITEM 1: BUSINESS

Overview

     Endogen, Inc. ("Endogen") was incorporated as a Massachusetts corporation on June 1, 1983 and commenced commercial operations in November 1985. In March 1993, Endogen became a publicly traded company upon the consummation of the merger of Diagnostics Holding Corp. ("Diagnostics") with and into Endogen, with Endogen being the surviving corporation. The shareholders of Diagnostics consisted of all of the former minority shareholders of Leeco Diagnostics, Inc., a company formerly traded on the NASD OTC Bulletin Board(SM).

     Endogen is a supplier of specialty reagents and immuno-assay test kits to customers involved in biomedical research, the biotechnology industry and pharmaceutical drug discovery. Endogen uses monoclonal antibody and recombinant DNA technology to develop and manufacture products in the field of cytokines, chemokines and related immune system factors, the chemical messengers which convey signals within the immune system.

     Endogen offers three major product lines. The first is in vitro immuno-assay test kits used for the measurement of human cytokines and related cell surface proteins in biological samples. The second is in vitro immuno-assay test kits used for the measurement of mouse and other species cytokines, an important and growing area of biomedical research. The third is specialty reagents, including monoclonal antibodies and recombinant proteins, which are used by the biomedical research community in the course of basic and applied research projects. Endogen's product lines provide researchers with tools for investigating the basic cellular mechanisms underlying the human immune system and its response to infection, AIDS, cancer and other diseases. Endogen's products are developed through technology in-licensing agreements with leading medical institutions and pharmaceutical companies, followed by in-house product development, validation, manufacturing and quality control.

     Endogen's products are sold via catalog and direct selling throughout the United States and are distributed in approximately 40 other countries worldwide. Approximately 54% of Endogen's fiscal 1997 sales were exported, and approximately 44% and 33% of sales were exported in Endogen's fiscal 1996 and 1995, respectively. Endogen has sold its products to over 1,000 organizations and institutions including pharmaceutical companies, biotechnology firms, universities and biomedical research labs worldwide.


The Market

     Biomedical researchers around the world need specialty research products to conduct basic and applied research in cell biology and for novel drug discovery. This research is conducted in settings that range from government research institutions, university and medical school laboratories to pharmaceutical and biotechnology research and development groups. Biomedical research depends on the availability of new biomedical products of the type developed and marketed by Endogen.

     The market for biomedical research products includes specialty reagents as well as enzyme immuno-assay ("EIA") test kits. Endogen's specialty reagents are used by customers as part of their general biomedical research. Endogen's EIA test kits streamline the laboratory research process by eliminating the need for customers to independently develop and validate methods for measuring cytokines, chemokines and related immune system factors in laboratory samples.

     Cytokines and chemokines (hereafter, collectively "cytokines") are small, hormone-like, soluble proteins secreted by activated cells of the immune system and provide a mechanism for cell-to-cell signaling. Through their activities, cytokines coordinate and orchestrate the proper functioning of the immune system. These proteins typically are present in extremely small quantities in both the bloodstream and the cells by which they are produced. Cytokines are capable of exerting profound effects on the body even when present in concentrations of less than one nanogram per milliliter (a nanogram is one-billionth of a gram). Cytokines interact with specialized target receptors and stimulate a chain of secondary messengers inside the cell leading to a biological response. Such biological responses result from changes in both the molecular capabilities and behaviors of cells. For example, cytokines can activate cells to recognize and eliminate harmful bacteria and viruses. In addition, cytokines are instrumental in the body's defense against cancer, AIDS and other life-threatening diseases.

     Cytokines are the subject of worldwide research efforts. To date, more than 50 molecules have been identified as cytokines; this number is expected to continue growing as research in this field expands. Cytokines have played a role, not only in biomedical research, but in the emergence of the biotechnology industry where gene splicing is used to produce large quantities of a single protein for therapeutic use. Cytokines are a central focus of novel drug discovery programs by pharmaceutical companies as well. Endogen believes that the products it provides to the biomedical research market are well-matched to the growing interest in the cytokine and cytokine-related field. There can be no assurance, however, that this field will continue to expand or that the Company's products will be successfully introduced into the marketplace. See "BUSINESS -- Risk Factors" herein.

Specialty Research Reagents.

     Endogen currently offers more than 260 specialty reagent products. These include recombinant DNA-derived cytokines, polyclonal and monoclonal antibodies. Such products are used by customers to investigate the biological responses evoked by immune system proteins. Applications for Endogen's research reagents include a variety of laboratory experiments involving live cell cultures, laboratory animal models and flow cytometry.

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

In Vitro Assay Kits.

     Endogen currently markets 57 in vitro assay kits. Thirty-six of the kits measure human cytokines and related biomolecules; the other twenty-one kits measure mouse, rat and pig cytokines and related biomolecules. Most of Endogen's test kits are for laboratory research only, not for diagnostic or therapeutic use. One test kit acquired from T Cell Diagnostics, Inc. ("TCD") measures soluble IL2R and is approved for the diagnosis and monitoring of certain leukemias and lymphomas in Japan. In general, EIA kits are used by customers to precisely determine the level of a particular cytokine in serum, plasma or other biological samples. EIAs provide for more specific, reproducible and easier techniques for measuring biological factors. Prior to the development of EIAs, cytokines and other factors were measured using cell-based bioassays in which the cytokine level in a sample is estimated by observing the experimental sample's effect on cultured live cells, relative to a standard of known effect.

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

     Endogen believes that the discovery of new cytokines, coupled with ongoing research on the cellular and molecular role of cytokines in preventing and combating disease, will continue to increase demand for this product line. There is no assurance, however, that any of the reagents or test kits that are presently in the research and development phase can be developed, or if developed, successfully introduced into the marketplace. See "BUSINESS -- Risk Factors" herein.


Product Licensing

     Endogen obtains commercial rights to new technologies and new products for the research markets through in-licensing. In-licensing generally provides Endogen with the raw materials for product development in a timely fashion, thereby reducing the product development cycle time and supporting in-house manufacturing capabilities.

     Endogen's success will depend in part upon its ability to keep pace with evolving technologies and market demands for specialty biological products. Endogen is highly dependent on product licensing arrangements as a source for the basic components utilized in the development and manufacture of both human and animal product lines. See "BUSINESS -- Risk Factors" herein. Through certain in-license agreements, Endogen has obtained cell lines for the production of monoclonal antibodies utilized in the majority of the Company's human and animal test kits. The antibodies are also sold as specialty reagents. These products, manufactured at Endogen, accounted for a substantial portion of revenues for fiscal 1997.


Products Under Development

     Endogen is currently developing additional antibodies, recombinant proteins and test kits for segments of the life science market. These programs are expected to result in further expansion of its existing product lines and the introduction of new product lines. Kits for the measurement of novel biomolecules are currently in the prototype stage of development and several of these products are expected to reach the marketplace in fiscal 1998. There is no assurance, however, that any of the specialty reagents or test kit products that are presently in the research and development phase can be developed, or if developed, be successfully introduced into the marketplace. Research and development expenditures totaled $1,124,910 and $1,379,544 in fiscal years 1996 and 1997, respectively. Purchased in-process research and development expense related to the TCD asset purchase in March 1996 totaled $579,600. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" herein.


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

     In 1991, Endogen entered into a distribution and supply agreement with Biozol Diagnostica Vertrieb, GmbH ("Biozol") under which Biozol has exclusively distributed Endogen's products to individual country distributors in certain European countries. Effective September 1, 1996, the agreement was amended so that Endogen could distribute its products directly to individual country distributors in Europe. Biozol continues as Endogen's exclusive distributor in Germany.

     In 1994, Endogen entered into a worldwide product supply and marketing agreement with Amersham International PLC ("Amersham") and initiated distribution of Endogen's mouse cytokine ELISA kits under the Amersham label. In September 1995, the agreement was broadened to include distribution of Endogen's human cytokine ELISA kits under the Amersham label. Amersham is a leader in the market for biomedical products such as labeled compounds, antibodies and test kits for pharmaceutical research and drug discovery. Endogen continues to manufacture and market human and animal test kit product lines under its own label in addition to supplying Amersham.

     In 1996, Endogen entered into an asset purchase agreement with Cytokine Sciences, Inc. ("CSI"), a manufacturer and seller of cytokine specialty reagents and test kits. Under the terms of the agreement, Endogen acquired two novel product lines in exchange for $100,000 cash and 20,984 shares of Endogen common stock.

     In 1996, Endogen entered into an agreement with T Cell Sciences, Inc. ("TCS") and T Cell Diagnostics, Inc. ("TCD") pursuant to which Endogen acquired substantially all of the assets and operating business of TCD, TCS's subsidiary, and certain assets of TCS, in exchange for a $2,002,978 convertible subordinated note payable over five years beginning in September 1996, a $452,153 short-term promissory note and $528,341 cash. Endogen now markets a significant number of the research products formerly sold under the TCD name. Endogen also manufactures a diagnostic product, acquired from TCD, which is supplied under contract to Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") in Japan. Endogen further agreed to manufacture certain diagnostic products for TCS. In February 1997, TCD converted the entire outstanding balance of the convertible subordinated note payable into 389,347 shares of Endogen common stock.


Government Regulation

     Most of Endogen's products are marketed as "research use only" products and are not currently regulated by the U.S. Food and Drug Administration (the "FDA"). As a result of the acquisition of TCD's operating business, Endogen now manufactures certain in vitro diagnostic products which are subject to regulation by the FDA. Consequently, the Company's manufacturing facility is regulated by the FDA under Good Manufacturing Practices regulations and is therefore subject to periodic site inspections. In the opinion of management, the costs associated with complying with theses laws and regulations have not had and is currently not expected to have a material adverse effect upon the financial position of the Company.

     Endogen's laboratories and manufacturing operations are subject to regulation by a variety of other federal, state, and local governmental agencies. See "BUSINESS -- Risk Factors" herein.


Availability of Raw Materials

     Endogen holds licenses to and maintains back-up stocks of various cell lines that are necessary to manufacture key components of its product lines. The Company relies on outside sources for antibodies necessary to manufacture certain other products and for certain recombinant cytokines sold directly to its customers. Endogen believes that it maintains adequate supplies of materials on hand to allow it to continue to manufacture products and meet customer demand.


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

     No assurance can be given that Endogen's products do not infringe upon patents or proprietary rights owned or claimed by others. Endogen has not been notified that its products infringe upon proprietary rights held by others; nor has it conducted patent infringement studies. See "BUSINESS -- Risk Factors" herein.


Significant Customers

     Endogen's largest customers are Amersham, Funakoshi, Yamanouchi and Biozol. Amersham distributes certain of Endogen's test kits under the Amersham label, pursuant to a worldwide product supply and marketing agreement with Endogen. Endogen sells its products to Funakoshi for distribution in Japan under the terms of a distribution agreement. In 1996, Endogen acquired a diagnostic product in connection with the acquisition of TCD which is sold to Yamanouchi. Endogen has sold its products since 1991 to Biozol for European distribution under the terms of their distribution and supply agreement and since 1996 for German distribution. Biozol's parent corporation, Biomedica GmbH, currently owns approximately 3.7% of the outstanding capital stock of Endogen. See "BUSINESS -- Business Relationships" herein.

Export Sales

     Export sales to Europe accounted for approximately 34% of revenues in fiscal 1997 compared with 28% of revenues in fiscal 1996 and 22% in fiscal 1995. The increases in fiscal years 1996 and 1997 were related primarily to the addition of new products sold under the Endogen name or under private label. Export sales to Japan and the Far East accounted for 8%, 13% and 17% of Endogen product revenue for the fiscal years 1995, 1996 and 1997, respectively.


Seasonality of Business

     Endogen's customers include university-based research centers and hospital laboratories whose operations follow the academic calendar. Sales levels worldwide are often lower in the summer months. Accordingly, the first quarter of Endogen's fiscal year, which runs from June through August, tends to be the weakest quarter of Endogen's fiscal year, although Endogen cannot predict whether this tendency will continue.


Backlog

     There was no significant backlog for Endogen's products over the past three years. Endogen ships most orders within two weeks of the placement of the order.


Competition

     The life science market is supplied by a number of established biomedical products manufacturers located in the United States, Europe and Japan, including Techne Corporation, BioSource International, Genzyme Corporation and others. Many of Endogen's competitors continue to develop additional products for this market.

     Many of Endogen's competitors have substantially greater financial, research and development, manufacturing, marketing, and human resources than Endogen. Consequently, Endogen expects the continuation of intensive competition in the life science market. See "BUSINESS -- Risk Factors" herein.


Employees

     Endogen had a total of 76 employees as of May 31, 1997, 68 of which were full-time employees. Endogen recognizes that its future success depends in part on its ability to recruit and retain talented and trained scientific and commercial personnel. See "BUSINESS -- Risk Factors" herein. Endogen believes that it has been generally successful in hiring and retaining such personnel, but there can be no assurance that such success will continue.

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

Risks Related to Growth through Alliances and Acquisition.

     The Company's strategy is to continue its internal growth and to pursue additional acquisitions of, or relationships with, other companies as strategic opportunities arise in the life science industry and related industries. As a result, the Company is subject to certain growth-related risks, including the risk that it will be unable to retain personnel or acquire other resources necessary to adequately accommodate such growth. There can be no assurance that any suitable opportunities for future strategic acquisitions or relationships will arise or, if they do arise, that the transactions contemplated thereby could be completed. There can be no assurance that the Company will be able to integrate effectively into the Company the businesses that the Company has acquired or those that it may acquire in the future. In addition, such transactions are subject to various risks generally associated with the acquisition of businesses, including the financial impact of expenses associated with the integration of businesses and the diversion of management resources. There can be no assurance that any recent or future acquisition or other strategic relationship will not have an adverse impact on the Company's business or results of operations. If suitable opportunities arise in the future, the Company anticipates that it would finance such transactions, as well as its internal growth, through working capital or, in certain instances, through additional debt or equity financing. There can be no assurance, however, that such debt or equity financing would be available to the Company on acceptable terms when, and if, suitable strategic opportunities arise.

Uncertainty of Future Profitability.

     To sustain future profitability Endogen must, among other things, continue to market its current product lines and successfully introduce new product lines to the market. There can be no assurance that Endogen will be able to continue manufacturing its current products, successfully develop new products or that such products, if developed, will be in demand by customers. Endogen expects to incur substantial expenses over the next several years as its product lines and operations expand. There can be no assurance that Endogen will be able to sustain profitability.

Dependence on Technology Licensing.

     Endogen is highly dependent on technology and product licensing arrangements as a principal source for the basic components used in the development and manufacture of its products. Endogen expects to continue to need licenses to proprietary cell lines, patents or other proprietary rights of third parties. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to Endogen, if at all. In addition, certain of Endogen's technology and product licenses have been obtained under non-exclusive terms. No assurances can be given that such technologies or products will not be licensed or commercialized by competitors and marketed to the same customers. See "BUSINESS -- Product Licensing" herein.

Competition and Risk of Technological Obsolescence.

     Competitors of Endogen in the United States and abroad are numerous and include, among others, biotechnology companies, specialty reagent manufacturers and catalog supply companies. Endogen's success depends upon developing and maintaining a competitive position in the development of products and technologies in its area of focus. Competition from other research products and life science companies is intense and expected to increase as new products enter the market and new technologies become available. Endogen's competitors may also succeed in developing technologies and products that are more effective than any which have been or are being developed by Endogen or that render Endogen's technologies or products obsolete or noncompetitive. Endogen's competitors may also succeed in obtaining patent protection or other intellectual property rights that would block Endogen's ability to develop new products. Finally, many of these competitors have substantially greater research and development capabilities, manufacturing, regulatory and marketing experience and financial and managerial resources than Endogen. See "BUSINESS -- Competition" herein.

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


Dependence on Proprietary Technology.

     Endogen's success will depend, in part, on its ability to preserve its trade secrets and operate without infringing the proprietary rights of third parties. Endogen could encounter delays in product market introductions while it attempts to design around such patents or other rights, or be unable to develop, manufacture or sell such products. See "BUSINESS -- Patents, Trademarks and Trade Secrets" herein.

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


Commercial Sales and Marketing Requirements.

     Endogen currently sells its research products directly to end-users in the United States and through distributors abroad. While Endogen has expanded its marketing and sales force, there can be no assurance that Endogen will be able to further expand its sales and distribution capabilities for the life science market without undue delays or expenditures or that it will be successful in maintaining market acceptance for its products.


Dependence Upon Key Personnel.

     Endogen is highly dependent on the members of its management and scientific staff, the loss of whom could have a material adverse effect on Endogen. Endogen also depends on scientific advisors, who may have commitments that limit their availability to Endogen. In addition, Endogen believes that its future success will depend in large part upon its ability to attract and retain highly skilled scientific, managerial and marketing personnel. Endogen faces significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that Endogen will be successful in hiring or retaining the personnel it requires for continued growth. The failure to hire and retain such personnel could materially and adversely affect Endogen's prospects. See "BUSINESS -- Employees" herein.


International Operations.

     The percentage of revenues from international sales were 33%, 44% and 54% in fiscal years 1995, 1996 and 1997, respectively. Endogen believes that international sales will continue to represent a significant portion of its business. Endogen's international business and financial performance may be adversely affected by such matters as fluctuations in exchange rates, tariff regulations and difficulties in obtaining export licenses. In addition, Endogen's business may be adversely affected by lower sales levels that typically occur during the summer months in Europe and other parts of the world.

ITEM 2: PROPERTIES

     Endogen leases but does not own real property. On August 1, 1996, Endogen entered into a three-year lease agreement for approximately 12,000 square feet of office and laboratory space at 30 Commerce Way, Woburn, Massachusetts. Subsequently, Endogen retrofitted this space to house its executive offices and laboratory facilities. Rent payments totaled approximately $52,000 for the year ending May 31, 1997. Annual rent payments for each of the remaining years under the lease will average approximately $103,000 per year, payable in monthly installments.

     Endogen's sales support offices and manufacturing operations currently occupy approximately 27,000 square feet located at 6-8 Gill Street, Woburn, Massachusetts pursuant to a lease, acquired through the TCD acquisition, which expires in October 1999. Rent payments at this facility totaled approximately $243,000 for the year ending May 31, 1997. Annual rent payments for each of the remaining years under the lease will average approximately $277,000, payable in monthly installments.

     In connection with the acquisition of TCD, Endogen consolidated all operations formerly located at 640 Memorial Drive, Cambridge, Massachusetts to Woburn, Massachusetts. On May 31, 1996, Endogen entered into a lease termination agreement with Massachusetts Institute of Technology ("MIT") covering the approximately 21,000 square feet located at 640 Memorial Drive, Cambridge, Massachusetts. Endogen has been released from all commitments under the Cambridge lease and, in addition, will be reimbursed approximately $354,000 by MIT for undepreciated leasehold improvements over a 33-month period. During the fiscal year ended May 31, 1997, MIT reimbursed approximately $118,000 under this agreement.

     The Company believes its present facilities are adequate to meet current needs.


ITEM 3: LEGAL PROCEEDINGS

     Endogen is not a party to and none of its property is subject to any material pending legal proceedings.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter of the Company's fiscal 1997.

Part II


ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                                              High     Low
------------------------------------------------------------

FISCAL 1996
First Quarter.............................    4-1/8     3-3/16
Second Quarter............................    4-7/8     3
Third Quarter.............................    4-1/8     3-1/32
Fourth Quarter............................    5-1/4     3-1/4
FISCAL 1997
First Quarter.............................    5-1/8     3-1/8
Second Quarter............................    5-1/4     3-7/8
Third Quarter.............................    6-1/2     4-23/32
Fourth Quarter............................    6-1/4     3-7/8

FISCAL 1998
First Quarter through
  July 14, 1997...........................    4-7/16    4-1/8

     As of July 14, 1997, there were approximately 371 shareholders of record. The Company believes that shares of the Company's Common Stock held in bank, money management, institution and brokerage house "nominee" names may account for at least an estimated 1,200 additional beneficial holders.

     The Company has never paid cash dividends on its Common Stock and has no present intention to pay cash dividends in the future. The Company intends to retain any future earnings to finance the growth of the Company.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes forward-looking statements, including, but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives, and actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described above. See "BUSINESS -- Risk Factors" herein.


Results of Operations

     As an aid to understanding Endogen's operating results, the following table shows each item from the statement of operations expressed as a percentage of revenues.

PERCENTAGE OF REVENUES


                                                                            Fiscal year ended May 31,
                                                                    -----------------------------------------
                                                                     1995             1996              1997
=============================================================================================================

Revenues......................................................      100.0%           100.0%            100.0%
Costs and expenses:
  Cost of sales...............................................       34.9%            37.3%             35.1%
  Selling, general, and administrative .......................       46.1%            47.3%             42.8%
  Research and development....................................       18.9%            17.0%             14.4%
  Purchased in-process R&D....................................        --               8.8%              --
Income (loss) from operations.................................         .1%           (10.4%)             7.7%
  Interest income (expense) net...............................         .4%             (.2%)            (1.5%)
Net income (loss).............................................         .5%           (10.6%)            10.2%


Revenues

     Total revenues for fiscal 1997 were $9,589,301, an increase of $2,967,140 or 45% from fiscal 1996 revenues of $6,622,161. Revenues increased primarily because of growth in U.S. direct sales, expansion of Endogen's international business through both its distribution network and its relationships with OEM customers, the contribution of TCD product revenues for the entire fiscal year and the introduction of new products.

     Total revenues increased by $1,550,086 to $6,622,161, or 31%, from fiscal 1995 to fiscal 1996. Revenues increased primarily because of expanded sales of existing products and the introduction of new products. The consolidation of the TCD product revenues beginning in March 1996 contributed to the growth of revenues for the fiscal fourth quarter and year ended May 31, 1996.


Cost of Sales

     Cost of sales was $3,365,387 and $2,476,997 for fiscal years 1997 and 1996, respectively. Cost of sales as a percentage of product revenues was 35% in fiscal 1997, down from 37% in fiscal 1996. The fiscal 1996 percentage was higher due to the charge to cost of goods of finished goods acquired from TCD under purchase accounting rules and sold during the fiscal fourth quarter.

     Cost of sales was $2,476,997 and $1,772,051 for fiscal years 1996 and 1995, respectively. Cost of sales as a percentage of product revenues increased to 37% in fiscal 1996 from 35% in fiscal 1995, due primarily to the increased inventory valuation, and subsequent charge to cost of goods of the finished goods acquired from TCD under purchase accounting rules and sold during the fiscal fourth quarter.

Research and Development Expenses

     Research and development expenses were $1,379,544 for the year ended May 31, 1997, up from $1,124,910 in fiscal 1996, an increase of $254,634. The
Company's 1997 spending on R&D, which increased 23% from fiscal 1996 to fiscal 1997, reflects the continued commitment to invest in the development of new products. However, R&D spending as a percentage of revenues decreased from 17% of revenues in fiscal 1996 to 14% of revenues in fiscal 1997 as a direct result of the growth of Endogen's business.

     Research and development expenses increased by 18% to $1,124,910 in fiscal 1996 from $956,386 in fiscal 1995. In the fourth quarter of fiscal 1996, the Company recognized an additional charge of $579,600 for purchased in-process R&D in connection with the TCD acquisition. The purchased in-process R&D consisted of several early-stage EIA kit development projects for which the underlying technology was unproven and had no future alternative uses.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $976,634 or 31% in fiscal 1997 to $4,107,263. Approximately $437,000 of the increase is attributable to expanded sales and marketing activities in fiscal 1997 as the Company grew its domestic sales force to eight persons and augmented its marketing support worldwide. The remainder of the selling, general and administrative expense increase reflects higher administrative costs associated with the assimilation of the TCD acquisition, the consolidation of operations in Woburn, Massachusetts and increases in administrative headcount to support the Company's growth during fiscal 1997. As a percentage of revenues, selling, general and administrative expenses declined to 43% from 47% in fiscal 1996 as a direct result of the growth of Endogen's business and careful cost controls.

     Selling, general and administrative expenses were $3,130,629 and $2,337,700 in fiscal years 1996 and 1995, respectively. Selling, general and administrative expenses increased by $792,929, or 34%, from fiscal 1995 to fiscal 1996 as the field sales force, staffing and overhead charges increased. Selling, general and administrative expenses were 47% as a percentage of product revenue for fiscal 1996 versus 46% for fiscal 1995. This increase was due to charges associated with the acquisition and integration of the TCD business into Endogen.


Interest Income and Interest Expense

     In fiscal 1997, net interest expense was $142,512 compared to net interest expense of $10,564 in fiscal 1996 and net interest income of $18,364 in fiscal 1995. The increase in net interest expense is due primarily to a convertible subordinated note in the original principal amount of $2,002,978 issued by Endogen in connection with the TCD acquisition in March 1996 and borrowings under a term loan with a bank. In February 1997, TCD exercised its right to convert the convertible subordinated note into 389,347 shares of the Company's common stock at a conversion price equal to $4.63 per share.


Income Taxes

     For fiscal 1997, the Company recorded a net income tax benefit of $381,000, consisting of a current provision of $87,000 and a deferred benefit of $468,000, in the fourth quarter of fiscal 1997, $373,000 of which represented a reduction in the beginning of the year valuation allowance for deferred tax assets based on management's expected realization of such assets. In establishing the valuation allowance, management considers positive factors, including positive earnings in the current and recent fiscal years (excluding fiscal 1996 which reflects acquisition and integration related expenses incurred in connection with the TCD transaction) and negative factors, including the competitive nature of the industry and stage of the Company's growth. Based on these factors, primarily positive earnings, the Company reversed $373,000 of the valuation allowance in the fourth quarter of fiscal 1997. At May 31, 1997, management believes, that based on the weight of available evidence, it is more likely than not that the Company will not realize all the benefits from its net deferred tax asset, and accordingly, has recorded a valuation allowance of $119,000 against the net deferred tax asset at May 31, 1997. Management continues to assess the realizability of the net deferred tax asset on an ongoing basis, and believes that it is reasonably possible that an additional portion of the valuation allowance will be reduced in the near term. The Company did not have a provision for income taxes for fiscal years 1996 and 1995. In fiscal 1996 The Company reported net losses of $700,539. In fiscal year 1995, The Company reported net income of $24,302 but had sufficient net operating loss carryforwards to offset taxable income and research and development tax credit carryforwards to reduce tax liabilities.


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


Liquidity and Capital Resources

     The substantial growth of Endogen's business during fiscal years 1996 and 1997 has led to increased liquidity requirements to fund working capital needs and capital expenditures. At May 31, 1997, Endogen's cash and cash equivalents position was $334,050, a decrease of $429,689 from May 31, 1996. At May 31, 1996, cash and cash equivalents were $763,739 compared to $1,303,959 at May 31, 1995, a decrease of $540,220. Endogen has financed its liquidity needs primarily through cash from operations, a working capital line of credit with a bank and a term loan payable with a bank. At May 31, 1997, the Company had $850,000 available under the working capital line of credit with a bank. The interest rate on the line is 1.5% above the bank's prime rate.

Cash Flows from Operating Activities.

     Net cash provided by operations in fiscal 1997 was $793,584 as compared to $732,855 in fiscal 1996 and in contrast to $112,463 used in fiscal 1995. In fiscal 1997, the financing of accounts receivable, which increased by $183,561, and inventories, which increased by $527,538, was offset in part by a decrease of $127,913 in prepaid expenses and other assets and an increase by $166,601 of accounts payable and accrued expenses.

Cash Flows from Investing Activities.

     Investments in capital equipment totaled $979,450 in fiscal 1997 and primarily reflect the purchase of $71,233 in new R&D and production equipment, $220,978 in computer and office equipment and an investment of $687,239 in leasehold improvements for new R&D laboratories and office space at 30 Commerce Way, Woburn, Massachusetts. Acquisitions of fixed assets totaled $346,033 and $259,763 in fiscal years 1996 and 1995, respectively.

Cash Flows from Financing Activities.

     In fiscal 1997, cash was used to decrease borrowings by $397,739 and was offset in part by proceeds from the issuance of common stock of $153,916. In fiscal 1996, cash was provided through an increase in borrowings of $95,751 and proceeds from the issuance of common stock of $307,212.


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

     Based on management's current projections, Endogen believes that its financial resources and cash flow from operations, together with the bank credit line and term loan currently available, will be sufficient to finance the Company's current and planned operations through fiscal 1998. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, if at all.

     The foregoing statements contain forward-looking statements which involve risks and uncertainties. The Company's actual experience may differ materially from that discussed above.

     Factors that might cause such a difference include, but are not limited to, those discussed in "BUSINESS -- Risk Factors," as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures or cash expenditures related to possible future acquisitions.


ITEM 7: FINANCIAL STATEMENTS

     For the following information required by this item, see the Index to Financial Statements on Page F-1 included as a part of this report:

         Report of Independent Accountants

         Balance Sheet at May 31, 1996 and May 31, 1997.

         Statement of Operations for the three years ended May 31, 1997.

         Statement of Changes in Stockholders' Equity for the three years ended May 31, 1997.

         Statement of Cash Flows for the three years ended May 31, 1997.

         Notes to Financial Statements.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

Part III


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended May 31, 1997 under the headings "Election of Directors," "Occupations of Directors and Executive Officers" and "Compensation and Other Information Concerning Directors and Officers."


ITEM 10: EXECUTIVE COMPENSATION

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended May 31, 1997, under the heading "Compensation and Other Information Concerning Directors and Officers."


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended May 31, 1997, under the heading "Management and Principal Stockholders."


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended May 31, 1997, under the headings "Certain Relationships and Related Transactions," "Management and Principal Stockholders" and "Occupations of Directors and Executive Officers."

Part IV


ITEM 13: EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Exhibits.

                             Description of Exhibits
                             -----------------------

Exhibit Number

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

10.21 Lease Termination Agreement dated as of May 31, 1996 between Endogen, Inc. and Massachusetts Institute of Technology.**

10.22 Lease dated July 29, 1996 between Endogen, Inc. and Landman Omnibus XI Limited Partnership.**

10.23 Loan and Security Agreement dated August 28, 1996 between Endogen, Inc. and Silicon Valley Bank.**

10.24 $850,000 Revolving Promissory Note dated August 28, 1996 of Endogen, Inc. to Silicon Valley Bank.**

10.25 $400,000 Term Promissory dated August 28, 1996 of Endogen, Inc. to Silicon Valley Bank.**

10.26 Commercial Lease dated October 13, 1994, as amended, between Cummings Properties Management, Inc. and T Cell Diagnostics, Inc.**

10.27 Lease Assignment dated March 4, 1996 between T Cell Diagnostics, Inc. and Endogen, Inc.**

10.28 Employment Agreement dated as of December 4, 1996 between Avery W. Catlin and Endogen, Inc. (filed herewith).

11.1   Statement re: Computation of earnings per share (filed herewith).

23.1   Consent of Independent Accountants (filed herewith).

27.1   Financial Data Schedule (filed herewith).


* Previously filed as an exhibit to the Company's Registration Statement on Form S-4 No. 33-54430 and incorporated herein by reference.

** Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

(b)    Reports on Form 8-K.
       No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woburn, Commonwealth of Massachusetts, on the 28th day of July, 1997.

                                          ENDOGEN, INC.

                                          By:  /s/ Owen A. Dempsey
                                               --------------------------------
                                          Owen A. Dempsey
                                          President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             Signature                                                Title                                    Date
-----------------------------------------------------------------------------------------------------------------------

/s/ Owen A. Dempsey                          President, Chief Executive Officer and Director              July 28, 1997
-----------------------------
    Owen A. Dempsey

/s/ Wallace G. Dempsey                       Director                                                     July 30, 1997
-----------------------------
    Wallace G. Dempsey

/s/ Irwin J. Gruverman                       Director                                                     July 31, 1997
-----------------------------
    Irwin J. Gruverman

/s/ Hayden H. Harris                         Director                                                     July 30, 1997
-----------------------------
    Hayden H. Harris

/s/ Wolfgang Woloszczuk                      Director                                                     July 31, 1997
-----------------------------
    Wolfgang Woloszczuk

/s/ Avery W. Catlin                          Vice President, Finance and                                  July 28, 1997
------------------------------               Chief Financial Officer (Principal
    Avery W. Catlin                          Financial and Accounting Officer)


Index to Financial Statements


                                                                                                               Page
Report of Independent Accountants.........................................................................      F-2
Balance Sheet at May 31, 1996 and 1997....................................................................      F-3
Statement of Operations for the three years ended May 31, 1997 ...........................................      F-4
Statement of Changes in Stockholders' Equity for the three years ended May 31, 1997 ......................      F-5
Statement of Cash Flows for the three years ended May 31, 1997 ...........................................      F-6
Notes to Financial Statements.............................................................................      F-7


Report of Independent Accountants


To the Board of Directors and
Stockholders of Endogen, Inc.

In our opinion, the accompanying financial statements listed in the Index on page F-1 present fairly, in all material respects, the financial position of Endogen, Inc. at May 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

Boston, Massachusetts
July 24, 1997

Balance Sheet


                                                                                                           May 31,
                                                                                               -----------------------------
                                                                                                    1996              1997
============================================================================================================================

ASSETS
Current assets:
  Cash and cash equivalents................................................................       $  763,739      $  334,050
  Accounts receivable, net of allowance for doubtful accounts and returns of
   $20,000 and $50,000 at May 31, 1996 and 1997, respectively .............................        1,429,347       1,612,908
  Inventories..............................................................................        1,289,902       1,817,440
  Prepaid expenses and other current assets................................................          265,622         221,862
  Deferred income taxes....................................................................               --         188,000
                                                                                               -------------    ------------

      Total current assets.................................................................        3,748,610       4,174,260
                                                                                               -------------    ------------

Fixed assets, net..........................................................................        1,894,982       2,327,550
Intangible assets, net.....................................................................          495,146         395,730
Deferred income taxes......................................................................               --         280,000
Other assets...............................................................................          417,642         300,213
                                                                                               -------------    ------------
                                                                                                  $6,556,380      $7,477,753
                                                                                               =============    ============



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of note payable - bank...................................................       $   64,723      $    7,633
  Current portion of convertible note payable..............................................          400,596              --
  Current portion of term note payable.....................................................               --         133,333
  Current portion of capital lease obligations.............................................           13,355           5,528
  Accounts payable and accrued expenses....................................................        1,126,338       1,292,939
                                                                                               -------------    ------------

      Total current liabilities............................................................        1,605,012       1,439,433
                                                                                               -------------    ------------

Borrowings under line of credit............................................................          450,000              --
Note payable - bank........................................................................            7,633              --
Term note payable - bank...................................................................               --         200,000
Convertible note payable...................................................................        1,602,382              --
Capital lease obligations and other note payable...........................................               --          14,776
                                                                                               -------------    ------------
                                                                                                   2,060,015         214,776
                                                                                               -------------    ------------
Stockholders' equity:
Common stock, $.01 par value; 5,000,000 and 10,000,000 shares authorized; 2,949,346
  and 3,416,319 shares issued and outstanding at May 31, 1996 and 1997, respectively ......           29,493          34,162
Additional paid-in capital.................................................................        4,149,740       6,101,667
Accumulated deficit........................................................................       (1,287,880)       (312,285)
                                                                                               -------------    ------------
      Total stockholders' equity...........................................................        2,891,353       5,823,544
                                                                                               -------------    ------------

                                                                                                  $6,556,380      $7,477,753
                                                                                               =============    ============


The accompanying notes are an integral part of these financial statements.

Statement of Operations


                                                                                              Year ended May 31,
                                                                               ---------------------------------------------
                                                                                     1995            1996            1997
============================================================================================================================

REVENUE
  Product sales...........................................................       $5,072,075       $6,622,161      $9,589,301

COSTS AND EXPENSES
  Cost of sales...........................................................        1,772,051        2,476,997       3,365,387
  Selling, general and administrative.....................................        2,337,700        3,130,629       4,107,263
  Research and development................................................          956,386        1,124,910       1,379,544
  Purchased in-process research and development ..........................               --          579,600              --
                                                                               ------------      -----------    ------------
                                                                                  5,066,137        7,312,136       8,852,194
                                                                               ------------      -----------    ------------

  Income (loss) from operations...........................................            5,938         (689,975)        737,107

Interest income (expense), net............................................           18,364          (10,564)       (142,512)
                                                                               ------------      -----------    ------------

  Income (loss) before income taxes.......................................           24,302         (700,539)        594,595

Income tax benefit........................................................               --               --        (381,000)
                                                                               ------------     ------------    ------------

Net income (loss).........................................................       $   24,302       $ (700,539)     $  975,595
                                                                               ============     ============    ============

Net income (loss) per share...............................................       $      .01       $     (.25)     $      .29
                                                                               ============     ============    ============

Weighted average common and common equivalent shares outstanding .........        2,792,229        2,835,697       3,394,662
                                                                               ============     ============    ============


The accompanying notes are an integral part of these financial statements.

Statement of Changes in Stockholders' Equity


                                                        Number of                 Additional                        Total
                                                        shares of        Par        paid-in       Accumulated    stockholders'
                                                        common stock    value       capital         deficit         equity
==============================================================================================================================

Balance at May 31, 1994.............................     2,606,061      26,061      3,606,891        (611,643)      3,021,309

Sale of common stock pursuant to exercise
  of stock options..................................       105,500       1,055         60,108              --          61,163

Issuance of warrants for financial advisory services            --          --         75,000              --          75,000

Net income..........................................            --          --             --          24,302          24,302
                                                      ------------  ----------    -----------    ------------    ------------

Balance at May 31, 1995.............................     2,711,561      27,116      3,741,999        (587,341)      3,181,774

Sale of common stock pursuant to exercise
  of stock options..................................       210,079       2,100        305,112              --         307,212

Common stock issued pursuant to acquisitions .......        27,706         277        102,629              --         102,906

Net loss............................................            --          --             --        (700,539)       (700,539)
                                                      ------------  ----------    -----------    ------------    ------------

Balance at May 31, 1996.............................     2,949,346      29,493      4,149,740      (1,287,880)      2,891,353

Sale of common stock pursuant to exercise
  of stock options..................................        77,626         776        153,140              --         153,916

Issuance of common stock upon
   conversion of convertible note payable ..........       389,347       3,893      1,798,787              --       1,802,680

Net income..........................................            --          --             --         975,595         975,595
                                                       -----------  ----------    -----------    ------------    ------------

Balance at May 31, 1997.............................     3,416,319     $34,162     $6,101,667     $  (312,285)     $5,823,544
                                                       ===========  ==========    ===========    ============    ============



The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  Year ended May 31,
                                                                                  ----------------------------------------
                                                                                      1995           1996            1997
==========================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)............................................................      $  24,302      $ (700,539)     $975,595
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
   Depreciation and amortization.............................................        325,550         492,191       723,074
   Deferred income taxes.....................................................             --              --      (468,000)
   Loss on disposal of fixed assets..........................................             --          50,944            --
   Purchased in-process research and development ............................             --         579,600            --
   Increase in accounts receivable...........................................       (314,422)       (258,360)     (183,561)
   (Increase) decrease in inventories........................................       (293,989)        251,422      (527,538)
   Decrease in prepaid expenses and other assets ............................         33,568         149,393       127,913
   Increase in intangible assets.............................................        (58,439)        (76,334)      (20,500)
   Increase in accounts payable and accrued expenses ........................        170,967         244,538       166,601
                                                                                -------------    ------------   -----------
         Net cash (used for) provided by operations .........................       (112,463)        732,855       793,584
                                                                                -------------    ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets....................................................       (259,763)       (346,033)      (979,450)
Purchase of Cytokines Sciences, Inc. ("CSI") ................................             --        (100,000)            --
Purchase of T Cell Diagnostics ("TCD").......................................             --      (1,230,005)            --
                                                                                -------------    ------------   ------------
         Net cash used for investing activities..............................       (259,763)     (1,676,038)      (979,450)
                                                                                -------------    -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayments) from borrowings under line of credit ..................        250,000         200,000        (50,000)
Repayment of borrowings under term loan payable .............................             --              --        (66,667)
Repayments of convertible note payable.......................................             --              --       (200,298)
Net proceeds (repayments) from note payable - bank ..........................        127,382         (63,632)       (64,723)
Repayments from borrowings under capital lease obligations ..................        (36,330)        (40,617)       (16,051)
Proceeds from issuance of common stock.......................................         61,163         307,212        153,916
                                                                                -------------    ------------   ------------
         Net cash provided by (used for) financing activities ...............        402,215         402,963       (243,823)
                                                                                -------------    ------------   ------------
Net increase (decrease) in cash and cash equivalents ........................         29,989        (540,220)      (429,689)
Cash and cash equivalents, beginning of year ................................      1,273,970       1,303,959        763,739
                                                                                -------------    ------------   ------------
Cash and cash equivalents, end of year ......................................    $ 1,303,959     $   763,739     $  334,050
                                                                                =============    ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest.......................................................    $    23,361     $    42,360     $  175,378
                                                                                =============    ============   ============
Cash paid for income taxes...................................................    $        --     $        --     $   75,000
                                                                                =============    ============    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITY
Capital lease additions......................................................    $        --     $        --     $   23,000
                                                                                =============    ============    ===========
Issuance of common stock upon conversion of convertible note payable  .......    $        --     $        --     $1,802,680
                                                                                =============    ============    ===========
Conversion of line of credit to term loan payable ...........................    $        --     $        --     $  400,000
                                                                                =============    ============    ===========

In connection with the purchase of CSI in January 1996 (Note 15), the Company issued 20,984 shares of common stock valued at $78,690.

In connection with the purchase of TCD in March 1996 (Note 15), the Company issued a convertible note payable in the amount of $2,002,978 to TCD as part of the consideration paid. Furthermore, in connection with this acquisition, the Company issued 6,722 shares of its common stock to a consultant.

In May 1996, the Company sold certain leasehold improvements in exchange for a note receivable in the amount of $307,341.

The Company ascribed a value of $75,000 to warrants issued in connection with an investment banking and advisory services agreement entered into in December 1994 (Note 10).

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements


1:  ORGANIZATION AND HISTORY

         Endogen, Inc. (the "Company") is principally engaged in the development, manufacture and sale of biological products and test kits for the worldwide medical research industry. The Company was incorporated in Massachusetts in June 1983.


2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

     The Company invests its excess cash in money market accounts with banks. These investments, totaling $36,536 and $37,539 at May 31, 1996 and 1997, respectively, mature within three months of the initial investment. Accordingly, the investments are subject to minimal credit and market risk and are considered by the Company to be cash equivalents. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its investments as held-to-maturity which have been recorded at amortized cost on the Company's balance sheet, which approximates fair value.


Revenue Recognition

     The Company recognizes revenue upon product shipment provided that collection of the related receivable is probable. A provision for estimated future returns is recorded at the time of shipment.


Concentration of Credit Risk

     Financial instruments which potentially expose the Company to concentration of credit risk include cash and cash equivalents and accounts receivable. The Company performs ongoing evaluations of customers' financial conditions and generally does not require collateral. In addition, the Company maintains reserves for potential credit losses, and such losses, in the aggregate, have not exceeded management's expectations. Two customers accounted for 18% and 12% of accounts receivable at May 31, 1997. One customer accounted for 19 % of accounts receivable at May 31, 1996.


Financial Instruments

     Fair value of the Company's financial instruments which include cash and cash equivalents, notes receivable and short and long-term debt are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial statements approximates their fair value at May 31, 1996 and 1997.


Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.


Fixed Assets

     Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Repair and maintenance expenditures are charged to expense as incurred.


Intangible Assets

     Intangible assets include patent and license costs and acquired technology. Costs associated with patents and licensing arrangements are capitalized as incurred and amortized on a straight-line basis over the estimated economic lives, which range from 5 to 10 years. Amortization expense related to patent and license costs was $53,096, $75,044 and $58,860 for the years ended May 31, 1995, 1996 and 1997, respectively. Acquired technology capitalized in fiscal 1996 is attributable to the acquisition of TCD (Note 15) and is being amortized on a straight-line basis over five years from the date of acquisition. Amortization expense related to acquired technology was $15,264 and $61,056 for the years ended May 31, 1996 and 1997, respectively.


Advertising Costs

     Costs associated with sales catalogues are capitalized as incurred and amortized as the catalogues are distributed. Other advertising costs are charged to expense as incurred. Capitalized advertising costs were insignificant at May 31, 1996 and 1997. Advertising costs were approximately $196,000, $301,000 and $256,000 for the years ended May 31, 1995, 1996 and 1997, respectively.


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


Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" and No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. SFAS 131 establishes standards for reporting information on operating segments in interim and annual financial statements. Both statements are effective for the Company in fiscal 1999. The Company is currently assessing the impact of adoption of these statements in its financial statements.

Net Income (Loss) Per Share

     Net income (loss) per share is determined by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents have been excluded from the computation for periods in which the Company incurred a net loss because their effect would be antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" which replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS 128 is effective for the Company beginning in the third quarter of fiscal 1998 and requires restatement of all previously reported interim and annual earnings per share data. Pro forma net income (loss) per share data assuming application of SFAS 128 for each of the respective periods follows:

                                          Year ended May 31,
                                 ------------------------------------------
                                 1995              1996               1997
===========================================================================

Basic.........................   $0.01         $(0.25)                $0.32
Diluted.......................   $0.01         $(0.25)                $0.32


Stock-based Compensation

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No.25 (APB No. 25), "Accounting for Stock Issued to Employees" and related interpretations. In June 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation (Note
11).


Reclassifications

     Certain 1996 amounts were reclassified to conform to the 1997 presentations.

3:  INVENTORIES

Inventories consist of the following:

                                                           May 31,
                                               ----------------------------
                                                   1996              1997
===========================================================================
Raw materials and supplies....................  $  294,176       $  797,104
Work-in-process...............................     314,976          369,290
Finished goods................................     680,750          651,046
                                                ----------       ----------
                                                $1,289,902       $1,817,440
                                                ==========       ==========

     During the fourth quarter of fiscal 1997, the Company wrote off approximately $123,000 of obsolete inventory resulting in a decrease in net income of $106,000, or $.03 per share, for both the fourth quarter and fiscal 1997.



4:  FIXED ASSETS

Fixed assets consist of the following:


                                                                                May 31,
                                                       Useful life   -----------------------------
                                                        in years        1996              1997
==================================================================================================

Laboratory equipment.................................      5-7        $  896,056       $  967,289
Computer and office equipment........................      3-7           603,540          847,518
Leasehold improvements...............................  lease term        945,736        1,632,975
                                                                     -----------------------------
                                                                       2,445,332        3,447,782
Accumulated depreciation and amortization ...........                   (550,350)      (1,120,232)
                                                                     -----------------------------
                                                                      $1,894,982       $2,327,550
                                                                     =============================


     At May 31, 1996 and 1997, included in computer and office equipment are capital leases at a cost of $79,662 and $102,662, respectively, with accumulated amortization of $58,785 and $83,495 at May 31, 1996 and 1997, respectively.

     In May 1996, the Company sold certain leasehold improvements in exchange for a non-interest bearing note receivable in the amount of $307,341. Payments on this note are due in 33 equal payments of principal which commenced July 1, 1996. The note receivable has been discounted using an imputed interest rate of 10.25%. The initial discount of $47,000 is being recognized as interest income over the life of the receivable using the effective interest method. At May 31, 1997, principal amounts due within one year, $112,296, are included in prepaid expenses and other current assets. The remaining balance of $103,275 is included in other assets.

     Effective September 1, 1996, the Company changed its estimate of the remaining service life of certain fixed assets. The effect of the change in estimate was a decrease in depreciation expense of approximately $160,000 and an increase in net income per share of $.05 for fiscal 1997.

5:  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                              May 31,
                                                    ---------------------------
                                                      1996              1997
===============================================================================

Acquired technology................................  $305,290         $305,290
Patent costs.......................................    68,240           68,240
License costs......................................   381,059          401,559
                                                     --------------------------
                                                      754,589          775,089
Accumulated amortization...........................  (259,443)        (379,359)
                                                     --------------------------
                                                     $495,146         $395,730
                                                     ==========================




6:  BORROWINGS

Borrowing Under Line of Credit, Term Loan and Notes Payable - Bank

     In February 1995, the Company entered into a line of credit agreement with a bank providing for maximum borrowings of $500,000. In connection with the Company's acquisition of TCD (Note 15), the Company borrowed $450,000 under this credit agreement to finance a portion of the purchase price. On August 28, 1996, the Company entered into a replacement line of credit agreement with this same bank providing for maximum borrowings of $850,000. Outstanding borrowings bear interest at 1.5% above the bank's prime rate (10.25% at May 31, 1997) and must be paid in full by August 27, 1997.

     In November 1996, the Company converted $400,000 of outstanding borrowings under the line of credit into a term loan with this bank. Such term loan is payable in thirty-six equal monthly principal installments plus interest at 1.5% above the bank's prime rate (10.25% at May 31, 1997). At May 31, 1997, there was an outstanding principal balance of $333,333 under the term loan. Aggregate future maturities of this term loan are $133,333, $133,333 and $66,667 in fiscal 1998, 1999 and 2000, respectively.

     In May 1994 and December 1994, the Company entered into fixed asset line of credit agreements with this same bank. Drawings under the agreements were permitted through a certain date at which point the line of credit converted into a term loan payable in thirty equal monthly principal installments plus interest. Outstanding borrowings under both notes payable bear interest at 2% above the bank's prime rate (10.75% at May 31, 1997). At May 31, 1997, the outstanding balance due on the remaining note payable was $7,632 which matures in fiscal 1998.

     Outstanding borrowings under the agreements are secured by all corporate assets. The Company is required to comply with certain covenants including maintaining certain financial statement ratios, a minimum tangible net worth and minimum profitability levels. At May 31, 1997, the Company was in compliance with the terms of the agreements.


Convertible Note Payable

     In connection with the Company's acquisition of TCD (Note 15), the Company issued a convertible note payable in the amount of $2,002,978. The convertible note was payable in semi-annual installments of $200,298 commencing September 1, 1996 and bore interest at 7% per annum. On February 10, 1997, TCD exercised its right to convert the then outstanding principal balance of $1,802,680 into 389,347 shares of the Company's common stock at the stated conversion price of $4.63 per share.

Capital Lease Obligations

     The Company has entered into a capital lease for equipment which bears interest at 10% and expires in fiscal 2000. Aggregate future maturities due on this capital lease are $5,528, $6,918 and $7,858 in fiscal 1998, 1999 and 2000, respectively.


7:   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                       Year ended May 31,
                                                  ---------------------------
                                                      1996             1997
=============================================================================

Accounts payable................................  $  624,043       $  756,957
Accrued wages...................................     138,204          221,608
Accrued royalties...............................     147,357          241,751
Accrued professional fees.......................     216,734           72,623
                                                  ---------------------------
                                                  $1,126,338       $1,292,939
                                                  ===========================



8:  EXPORT SALES

     The Company generates revenue through product sales to customers outside the United States. Product sales by geographic area are as follows:


                                                                Year ended May 31,
                                                   ---------------------------------------------
                                                     1995              1996               1997
================================================================================================

United States...............................       $3,391,600        $3,713,088       $4,417,391
Europe......................................        1,141,061         1,884,371        3,303,248
Japan.......................................          429,145           846,938        1,604,291
Other.......................................          110,269           177,764          264,371
                                                  ----------------------------------------------
                                                   $5,072,075        $6,622,161       $9,589,301
                                                  ==============================================



9:  INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

                                                    Year ended May 31,
                                            -----------------------------------
                                             1995        1996          1997
===============================================================================

Current:
  Federal ...............................   $   --     $   --       $   87,000
  State .................................       --         --               --
                                            -----------------------------------
                                                --         --           87,000
                                            -----------------------------------
Deferred:
  Change in Valuation Allowance .........   $   --     $   --       $ (373,000)
  Federal ...............................       --         --          (62,000)
  State .................................       --         --          (33,000)
                                            -----------------------------------
                                                --         --         (468,000)
                                            -----------------------------------

Income tax benefit ......................   $   --     $   --       $ (381,000)
                                            ===================================

     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax operating results as a result of the following differences:


                                                             Year ended May 31,
                                                   ----------------------------------------
                                                     1995           1996            1997
===========================================================================================

Expected tax (benefit)......................       $   9,000    $ (245,000)     $  219,000
State and local taxes, net .................          11,000        (4,000)             --
Purchased in-process research and
  development ..............................              --       203,000         (14,000)
Nondeductible items.........................          22,000         6,000          10,000
Realization of deferred tax assets .........         (74,000)      (60,000)       (223,000)
                                                   ----------------------------------------
                                                     (32,000)     (100,000)         (8,000)

Change in valuation allowance ..............          32,000       100,000        (373,000)
Provision (benefit) for income tax .........       $      --    $       --      $ (381,000)
                                                   =========================================


     Components of deferred taxes consist of the following:


                                                                                 May 31,
                                                                    ------------------------------
                                                                          1996              1997
==================================================================================================

Assets
Accounts receivable reserve...................................        $    8,000       $    8,000
Inventory reserve.............................................            13,000            8,000
Accrued expenses..............................................             7,000            6,000
Loss and tax credit carryforwards.............................           412,000          330,000
Amortization of intangible assets.............................                --           61,000
Fixed assets..................................................            64,000          176,000
Miscellaneous.................................................             8,000            4,000
                                                                    ------------------------------
Gross deferred tax assets.....................................           512,000          593,000
Deferred tax asset valuation allowance .......................          (492,000)        (119,000)
                                                                    ------------------------------
                                                                          20,000          474,000
                                                                    ------------------------------
Liabilities
Patent costs..................................................        $    9,000       $    6,000
Miscellaneous.................................................            11,000               --
                                                                    ------------------------------
Gross deferred tax liability..................................            20,000            6,000
                                                                    ------------------------------
                                                                      $       --       $  468,000
                                                                    ==============================


     At May 31, 1997, the Company has research and development tax credit carryforwards available to reduce future federal tax liabilities which expire as follows:

                                                                  Research and
                                                                   development
  Year of                                                          tax credit
expiration                                                        carryforwards
================================================================================

   2008...................................................        $   17,000
   2009...................................................            49,000
   2010...................................................            47,000
   2011...................................................             6,000
   2012...................................................            12,000
                                                                 -----------
                                                                  $  131,000
                                                                 ===========

     Additionally, the Company has federal alternative minimum tax credit carryforwards of $72,000 which may be used indefinitely to reduce regular federal income tax. At May 31, 1997, the Company has research and development and investment tax credit carryforwards available to reduce future state tax liabilities of $196,000. These carryforwards expire in various amounts through 1999.

     An ownership change, as defined in the Internal Revenue Code, may limit the amount of tax credit carryforwards which can be utilized annually to offset future taxable income or tax liability. The amount of the annual limitation is determined based upon the Company's value immediately prior to the ownership change. Future ownership changes may affect the limitation in future years.

     The Company's net deferred tax asset consists primarily of the future tax benefit of net operating loss and tax credit carryforwards and differences between financial accounting and tax bases of fixed assets. Realization of the net deferred tax asset and future reversals of the valuation allowance depend upon the Company's ability to generate taxable income during the respective carryforward periods.

     Under Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes", the Company is required to recognize all or a portion of its net deferred tax asset if it believes that it is more likely than not that all or a portion of the benefits of the net deferred tax asset will be realized.

     In establishing the valuation allowance, management considers positive factors, including positive earnings in the current and recent fiscal years (excluding fiscal 1996 which reflects acquisition and integration related expenses incurred in connection with the TCD transaction) and negative factors, including the competitive nature of the industry and stage of the Company's growth. Based on these factors, primarily positive earnings, the Company reversed $373,000 of the valuation allowance in the fourth quarter of fiscal 1997. At May 31, 1997, management believes, that based on the weight of available evidence, it is more likely than not that the Company will not realize all the benefits from its net deferred tax asset, and accordingly, has recorded a valuation allowance of $119,000 against the net deferred tax asset at May 31, 1997. Management continues to assess the realizability of the net deferred tax asset on an ongoing basis, and believes that it is reasonably possible that an additional portion of the valuation allowance will be reduced in the near term. The Company did not have a provision for income taxes for fiscal years 1996 and 1995. In fiscal 1996 The Company reported net losses of $700,539. In fiscal year 1995, The Company reported net income of $24,302 but had sufficient net operating loss carryforwards to offset taxable income and research and development tax credit carryforwards to reduce tax liabilities.


10:  COMMON STOCK AND COMMON STOCK WARRANTS

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


11:  STOCK OPTION AND STOCK PURCHASE PLAN

     In June 1989, the Company adopted the 1989 Stock Option and Stock Purchase Plan (the "1989 Plan") which was amended in August 1992 to comply with Section 16 of the Securities and Exchange Act of 1934 and to make certain other changes. Under the Plan, officers, employees and certain other individuals may be awarded shares of common stock or granted options and rights to purchase up to 768,499 shares of common stock. Options granted may be either incentive stock options or non-qualified stock options. As of May 31, 1997, 49,024 shares are available for future grant.

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

     All options under the 1989 Plan are exercisable over periods determined by the Board of Directors, not to exceed ten years from the date of grant (five years in the case of incentive stock options granted to holders of 10% or more of the total combined voting power of all classes of the Company's stock). Options granted under the 1989 Plan generally vest ratably over four years. In the event of termination of the optionee's relationship with the Company, options not yet exercised terminate 90 days from the optionee's termination date unless otherwise specified in the agreement.

     A summary of stock option activity under the 1989 Plan is as follows:


                                                                 Year ended May 31,
                                                       ------------------------------------------
                                                              1996                    1997
                                                       ------------------     -------------------
                                                                 Weighted                Weighted
                                                                  Average                 Average
                                                                 Exercise                Exercise
                                                       Shares      Price       Shares      Price
=================================================================================================

Options outstanding, beginning of period ...           366,900     $2.04       573,600     $2.85
Granted.....................................           265,500     $3.80       159,600     $4.45
Canceled....................................           (29,250)    $2.43       (56,275)    $2.92
Exercised...................................           (29,550)    $1.79       (66,315)    $1.97
                                                      ---------               ---------

Options outstanding, end of period .........           573,600                 610,610
                                                      =========               =========

Options exercisable, end of period .........           165,425                 236,426
                                                      =========               =========

Weighted average fair value of
  options granted during the period ........                       $2.00                   $2.31
                                                                  =======                 =======


     The Company has granted non-qualified stock options to purchase common shares which were not pursuant to the Plan. At May 31, 1997, there were outstanding options to purchase 9,000 common shares at $4.71 per share, all of which were exercisable.

     In fiscal 1994, the Company adopted the 1993 Non-Employee Stock Option Plan (the "1993 Director Plan") which provides for automatic grants to Board of Director members, who are not employees or officers of the Company, on successive anniversary dates, as defined under this Plan. Options granted under the 1993 Director Plan shall not exceed 200,000 and shall be at a purchase price that equals the fair market value per common share on the date of grant. Options generally vest ratably over a three year period and have a term of ten years from the date of grant.

     A summary of stock option activity under the 1993 Director Plan is as follows:

                                                                  Year ended May 31,
                                                      -------------------------------------------
                                                           1996                     1997
                                                      --------------------    -------------------
                                                                 Weighted                Weighted
                                                                  Average                 Average
                                                                 Exercise                Exercise
                                                       Shares      Price       Shares      Price
=================================================================================================
Options outstanding, beginning of period ...           72,000     $2.13        72,000     $2.73
Granted.....................................           36,000     $3.94        24,000     $4.00
Canceled....................................          (16,000)    $3.46            --
Exercised...................................          (20,000)    $2.15       (12,000)    $2.13
                                                      ---------              ---------

Options outstanding, end of period .........           72,000                  84,000
                                                      =========               =========

Options exercisable, end of period .........           48,000                  60,000
                                                      =========               =========

Weighted average fair value of
  options granted during the period ........                      $2.11                   $2.31
                                                                 =======                 =======

     The following tables summarize information about stock options outstanding at May 31, 1997:

                                                                     Options outstanding at May 31, 1997
                                                            --------------------------------------------------
                                                              Weighted
                                                               Average                                Weighted
                                                              Remaining                                Average
                                                             Contractual           Number             Exercise
Range of Exercise Prices                                    Life (years)         Outstanding            Price
==============================================================================================================
$1.36................................................            4.3               16,500               $1.36
$2.00 to $2.75.......................................            6.6              241,010               $2.16
$3.50 to $3.94.......................................            8.8              325,500               $3.85
$4.00 to $6.00.......................................            9.7              111,600               $4.70
                                                                                  -------
                                                                                  694,610
                                                                                  =======

                                                                   Options exercisable at May 31, 1997
                                                            ------------------------------------------
                                                                                              Weighted
                                                                                              Average
                                                                       Number                 Exercise
Range of Exercise Prices                                            Exercisable                Price
======================================================================================================
$1.36................................................                 16,500                   $1.36
$2.00 to $2.75.......................................                175,260                   $2.17
$3.50 to $3.94.......................................                 89,166                   $3.85
$4.00 to $6.00.......................................                 15,500                   $4.00
                                                                     -------
                                                                     296,426
                                                                     =======

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                      Year ended May 31,
                                                   ----------------------------
                                                      1996               1997
===============================================================================
Expected life (years).......................                 5                5
Risk free interest rate.....................       5.5% - 6.4%      5.9% - 6.5%
Volatility..................................               55%              61%
Dividend yield..............................                --               --

     No compensation expense has been recognized for the Company's stock option grants under APB No. 25. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                                    Year ended May 31,
                                                 --------------------------
                                                  1996               1997
===========================================================================

Net income (loss)
   As reported..............................     $(700,539)        $975,594
   Pro forma................................     $(741,399)        $798,579

Net income (loss) per share
   As reported..............................     $    (.25)        $    .29
   Pro forma................................     $    (.26)        $    .24

     Since stock options vest over several years and additional stock option grants are expected to be made each year, the above pro forma disclosures are not necessarily representative of pro forma effects of reported operations for future years.


12:  COMMITMENTS

     The Company has entered into license agreements pursuant to which it pays royalties generally ranging from 1% to 10% on sales of certain products. Royalty rates may be higher on bulk sales of certain products to other resellers. Royalty payments made in connection with these agreements in fiscal 1995, 1996 and 1997 were $194,000, $243,000 and $213,000 respectively.

     The Company leases its office and laboratory space under non-cancelable operating leases which expire through October 1999. The Company also leases certain office and computer equipment under operating leases.

     Future minimum rental commitments under these operating leases are as follows:


1998........................................................    $   384,000
1999........................................................        403,000
2000........................................................        173,000
2001........................................................          3,000
2002........................................................          2,000
                                                               ------------
                                                                $   965,000
                                                               ============

     For the years ended May 31, 1995, 1996 and 1997 rent expense was approximately $233,000, $313,000, and $304,000, respectively. In addition, the Company is required to pay a portion of certain tax and operating expenses incurred by the lessor.


13:  SIGNIFICANT CUSTOMERS

     During the year ended May 31, 1995, the Company recorded revenue of approximately $527,000 and $543,000 from two customers. During the year ended May 31, 1996, the Company recorded revenue of approximately $1,224,000 and $657,000 from two customers. During the year ended May 31, 1997, the Company recorded revenue of approximately $1,906,000 from one customer.

14:  RELATED PARTY TRANSACTIONS

     The Company paid a director of the Company $112,000 and $47,000 under a consulting contract in fiscal 1995 and 1996, respectively.


15:  ACQUISITIONS

T Cell Diagnostics

     On March 4, 1996, the Company acquired substantially all of the net assets of T Cell Diagnostics ("TCD"), a biomedical products manufacturer, for a total purchase price of approximately $3,300,000, including acquisition costs of approximately $270,000. In connection with the acquisition, the Company is required to make additional payments to TCD if annual net sales of certain products exceed a predetermined level during the two year period following the close of the acquisition. In fiscal 1997, net sales of these products did not reach the predetermined level.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. A portion of the purchase price was allocated to in-process research and development ($579,600), which was expensed upon the close of the acquisition, and acquired technology ($305,290), which is included in intangible assets on the accompanying balance sheet. Acquired technology is being amortized over a period of five years commencing on the date of acquisition. The results of operations of TCD have been included in the Company's results of operations since the date of acquisition.

     In connection with this acquisition, the Company agreed to manufacture and sell certain diagnostic products to T Cell Sciences ("TCS"). In fiscal years 1996 and 1997, net sales to TCS of products subject to the agreement totaled approximately $2,000 and $19,800, respectively.

     The following unaudited pro forma financial information combines the results of operations as if the acquisition had occurred at the beginning of each respective period after giving effect to certain pro forma adjustments. The unaudited pro forma financial information for the year ended May 31, 1995 combines the financial historical information of the Company for the year ended May 31, 1995 and the unaudited historical financial information of TCD for the twelve months ended March 31, 1995. The unaudited pro forma financial information for the year ended May 31, 1996 combines the historical financial information of the Company for the nine months ended February 29, 1996, the unaudited financial historical information of TCD for the nine months ended December 31, 1995, and the consolidated results of the combined companies from the date of acquisition, March 4, 1996, through May 31, 1996. This pro forma financial information is presented for informational purposes only and management believes it is not indicative of the results of operations which will occur in the future.
                                                           May 31,
                                              ------------------------------
                                                   1995              1996
============================================================================

Revenue....................................    $ 7,793,912      $ 8,339,238
Net loss...................................    $(2,717,246)     $(1,662,812)
Net loss per share.........................    $     (0.97)     $     (0.59)


     The above pro forma financial information does not include a $579,600 non-recurring charge for purchased in-process research and development that was expensed upon the close of the acquisition. The pro forma per share amount of this non-recurring charge was $(0.21) and $(0.20) for fiscal 1995 and 1996, respectively.

Cytokine Sciences, Inc.

     In January 1996, the Company purchased substantially all of the assets of Cytokine Sciences, Inc. (CSI), a manufacturer and seller of biological products and test kits. The purchase price included $100,000 cash and 20,984 shares of Endogen common stock. The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. The results of operations of CSI have been included in the combined results of operations since the date of acquisition.

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number

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

10.21 Lease Termination Agreement dated as of May 31, 1996 between Endogen, Inc. and Massachusetts Institute of Technology.**

10.22 Lease dated July 29, 1996 between Endogen, Inc. and Landman Omnibus XI Limited Partnership.**

10.23 Loan and Security Agreement dated August 28, 1996 between Endogen, Inc. and Silicon Valley Bank.**

10.24 $850,000 Revolving Promissory Note dated August 28, 1996 of Endogen, Inc. to Silicon Valley Bank.**

10.25 $400,000 Term Promissory dated August 28, 1996 of Endogen, Inc. to Silicon Valley Bank.**

10.26 Commercial Lease dated October 13, 1994, as amended, between Cummings Properties Management, Inc. and T Cell Diagnostics, Inc.**

10.27 Lease Assignment dated March 4, 1996 between T Cell Diagnostics, Inc. and Endogen, Inc.**

10.28 Employment Agreement dated as of December 4, 1996 between Avery W. Catlin and Endogen, Inc. (filed herewith).

11.1   Statement re: Computation of earnings per share (filed herewith).

23.1   Consent of Independent Accountants (filed herewith).

27.1   Financial Data Schedule (filed herewith).


* Previously filed as an exhibit to the Company's Registration Statement on Form S-4 No. 33-54430 and incorporated herein by reference.

** Previously filed with the Securities and Exchange Commission and incorporated herein by reference.