Form 10QSB
period 1997-08-31
ENDOGEN INC
filed 1997-10-09
CIK 894020

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 1997

                                       or
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 (781) 937-0890
                (Issuer's Telephone Number, Including Area Code)

Checkwhether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Title                  Shares Outstanding as of September 24, 1997
-----------------------------      -------------------------------------------
Common Stock, $0.01 par value                          3,420,319

Transitional Small Business Disclosure Format (check one):

                                   Yes ___   No  X

                        Exhibit index located on page 13

                                  ENDOGEN, INC.

                                   FORM 10-QSB

                          QUARTER ENDED AUGUST 31, 1997
                                TABLE OF CONTENTS


                                                                           Page
PART I - FINANCIAL INFORMATION                                            Number
------------------------------                                            ------

Item 1 - Financial Statements (Unaudited)

     Balance Sheet
         August 31, 1997 and May 31, 1997.................................... 3

     Income Statement
         for the three months ended August 31, 1997 and August 31, 1996...... 4

     Statement of Cash Flows
         for the three months ended August 31, 1997 and August 31, 1996...... 5

     Notes to Financial Statements........................................... 6

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations........................... 8


PART II - OTHER INFORMATION
---------------------------

Item 2 - Changes in Securities and Use of Proceeds.......................... 11

Item 5 - Other Information.................................................. 11

Item 6 - Exhibits and Reports on Form 8-K................................... 11

Signatures.................................................................. 12

Index To Exhibits........................................................... 13

PART I  -  FINANCIAL INFORMATION

Item 1.   Financial Statements


                                  ENDOGEN, INC.
                                  BALANCE SHEET

                                                         August 31,   May 31,
                                                           1997        1997
                                                        -----------  ----------
ASSETS                                                  (unaudited)
Current assets:
     Cash and cash equivalents                          $  420,090   $  334,050
     Accounts receivable, net of allowance
      for doubtful accounts and returns of
      $50,000 at August 31, 1997 and May 31, 1997        1,443,821    1,612,908
     Inventories                                         1,930,610    1,817,440
     Prepaid expenses and other current assets             269,245      221,862
     Deferred income taxes                                 188,000      188,000
                                                        ----------   ----------
         Total current assets                            4,251,766    4,174,260

     Fixed assets, net                                   2,263,359    2,327,550
     Intangible assets, net                                366,720      395,730
     Deferred income taxes                                 280,000      280,000
     Other assets                                          261,833      300,213
                                                        ----------   ----------
                                                        $7,423,678   $7,477,753
                                                        ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of note payable - bank             $    4,362   $    7,633
     Current portion of term note payable                  133,333      133,333
     Current portion of capital lease obligations            5,847        5,528
     Accounts payable and accrued expenses               1,169,796    1,292,939
                                                        ----------   ----------
         Total current liabilities                       1,313,338    1,439,433
                                                        ----------   ----------

Term note payable - bank                                   166,667      200,000
Capital lease obligations and other note payable            13,189       14,776
                                                        ----------   ----------
                                                           179,856      214,776
                                                        ----------   ----------

Stockholders' equity:
     Common stock, $.01 par value; 10,000,000
      shares authorized; 3,420,319 and
      3,416,319 shares issued and outstanding
      at August 31, 1997 and May 31, 1997,
      respectively                                          34,203       34,162
     Additional paid-in capital                          6,114,385    6,101,667
     Accumulated deficit                                  (218,104)    (312,285)
                                                        ----------   ----------
                Total stockholders' equity               5,930,484    5,823,544
                                                        ----------   ----------
                                                        $7,423,678   $7,477,753
                                                        ==========   ==========

                  See notes to unaudited financial statements

                                  ENDOGEN, INC.
                                INCOME STATEMENT
                                   (Unaudited)

                                                         Three Months Ended

                                                     August 31,      August 31,
                                                        1997            1996
                                                     ----------      ----------
REVENUE:
     Product sales                                   $2,324,013      $2,226,481

COSTS AND EXPENSES:
     Cost of sales                                      893,064         809,385
     Selling, general and administrative                959,211         925,918
     Research and development                           333,338         297,146
                                                     ----------      ----------
                                                      2,185,613       2,032,449
                                                     ----------      ----------

        Income from operations                         138,400         194,032

Interest expense, net                                   (3,219)        (78,244)
                                                     ----------      ----------
        Net income before income taxes                 135,181         115,788

Provision for income taxes                              41,000              --
                                                     ----------      ----------

        Net income                                   $   94,181      $  115,788
                                                     ==========      ==========

Net income per share                                 $     0.03      $     0.04
                                                     ==========      ==========

Weighted average shares outstanding                   3,584,625       3,245,245
                                                     ==========      ==========


                   See notes to unaudited financial statements

                                  ENDOGEN, INC.
                             STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                        Three Months Ended

                                                                      August 31,  August 31,
                                                                         1997        1996
                                                                      ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                      $  94,181   $ 115,788
      Adjustments to reconcile net income to net
           cash provided by operating activities:
                Depreciation and amortization                           200,394     192,699
                Decrease (increase) in accounts receivable              169,087    (120,420)
                Increase in inventories                                (113,170)    (42,084)
                Increase in prepaid expenses and other assets           (17,322)    (39,965)
                Increase in intangible assets                                --      (5,500)
                Decrease in accounts payable and accrued expenses      (123,143)    (35,706)
                                                                      ---------   ---------

                     Net cash provided by operating activities          210,027      64,812
                                                                      ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of fixed assets                                         (98,876)    (92,973)
                                                                      ---------   ---------

                     Net cash used for investing activities             (98,876)    (92,973)
                                                                      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of capital lease obligations and notes payable          (37,872)    (22,505)
      Proceeds from issuance of common stock                             12,761       4,241
                                                                      ---------   ---------

                     Net cash used for financing activities             (25,111)    (18,264)
                                                                      ---------   ---------

Net increase (decrease) in cash and cash equivalents                     86,040     (46,425)

Cash and cash equivalents, beginning of period                          334,050     763,739
                                                                      ---------   ---------

Cash and cash equivalents, end of period                              $ 420,090   $ 717,314
                                                                      =========   =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                $   8,799   $   9,347
                                                                      =========   =========

Cash paid for income taxes                                            $  25,465   $      --
                                                                      =========   =========


                   See notes to unaudited financial statements

                                  ENDOGEN, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.   Basis of Presentation

          The unaudited financial statements of Endogen, Inc. (the "Company" or "Endogen") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's financial position as of August 31, 1997 and the results of operations for the three month periods ended August 31, 1997 and August 31, 1996. The results of operations are not necessarily indicative of results for a full year.

          These financial statements should be read in conjunction with the financial statements contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on August 8, 1997 pursuant to the Securities Exchange Act of 1934, as amended. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations.

2.   Summary of Significant Accounting Policies

     Net Income Per Share

          Net income per share is determined by dividing net income by the weighted average common shares and common share equivalents outstanding during the period.

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" which replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS 128 is effective for the Company beginning in the third quarter of fiscal 1998 and requires restatement of all previously reported interim and annual earnings per share data. Pro forma net income per share data assuming application of SFAS 128 for each of the respective periods follows:

                                             Three months ended August 31,
                                             -----------------------------
                                                  1997            1996
--------------------------------------------------------------------------
      Basic...............................       $0.03            $0.04
      Diluted.............................       $0.03            $0.04

3.   Inventories

     Inventories consist of the following:

                                            August 31, 1997      May 31, 1997
                                            ---------------      ------------
       Raw materials and supplies             $  860,877          $  797,104
       Work in process                           373,441             369,290
       Finished goods                            696,292             651,046
                                              ----------          ----------
                                              $1,930,610          $1,817,440
                                              ==========          ==========

4.   Fixed Assets

          Fixed assets consist of the following:

                                                August 31, 1997   May 31, 1997
                                                ---------------   ------------
     Laboratory equipment                         $   995,877     $   967,289
     Computer and office equipment                    886,380         847,518
     Leasehold improvements                         1,664,401       1,632,975
                                                  -----------     -----------
                                                    3,546,658       3,447,782
     Accumulated depreciation and amortization     (1,283,299)     (1,120,232)
                                                  -----------     -----------
                                                  $ 2,263,359     $ 2,327,550
                                                  ===========     ===========

5. Intangible Assets

        Intangible assets consist of the following:

                                                August 31, 1997     May 31, 1997
                                                ---------------     ------------
       Acquired technology                         $ 305,290        $ 305,290
       Patent costs                                   68,240           68,240
       License costs                                 401,559          401,559
                                                   ---------        ---------
                                                     775,089          775,089
       Accumulated depreciation and amortization    (408,369)        (379,359)
                                                   ---------        ---------
                                                   $ 366,720        $ 395,730
                                                   =========        =========

6.   Accounts Payable and Accrued Expenses

          Accounts payable and accrued expenses consist of the following:

                                                  August 31, 1997   May 31, 1997
                                                  ---------------   ------------
       Accounts payable                             $  505,179      $  756,957
       Accrued wages                                   275,036         221,608
       Accrued royalties                               241,054         241,751
       Accrued professional fees                       148,527          72,623
                                                    ----------      ----------
                                                    $1,169,796      $1,292,939
                                                    ==========      ==========

7. Commitments

        On August 21, 1997, the Company entered into a Product Development and Marketing Agreement (the "Agreement") with Third Wave Technologies, Inc. ("Third Wave") of Madison, Wisconsin. Under the terms of the Agreement, Endogen will fund certain research and development activities at Third Wave in exchange for certain exclusive, worldwide rights to sell and distribute to the life science research market messenger RNA ("mRNA") quantitation kits jointly developed by the two companies. Funding payments, not to exceed $1,050,000 in total, will be made to Third Wave quarterly by the Company over a three year period beginning December 1, 1997. In connection with the Agreement, the Company issued a warrant to Third Wave for the purchase of up to 125,000 shares of Endogen common stock at a price of $6.00 per share. The warrant vests ratably over three years from August 31, 1997.

                                  ENDOGEN, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   The following discussion includes forward-looking statements, including, but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors.

   Endogen is principally engaged in the development, manufacture and sale of specialty reagents and immuno-assay test kits for pharmaceutical, biotechnology and biomedical research. These products include over 260 specialty reagents and 57 immuno-assay test kits that measure immune system function in human, mouse, rat, or porcine samples. Products marketed under Endogen's name are sold directly in the United States and through distributors in over 40 foreign countries. The Company also sells products on a private label basis to customers who market these products under their own brand names.

Results of Operations

              Three Month Period Ended August 31, 1997 As Compared
                with the Three Month Period Ended August 31, 1996
              ----------------------------------------------------

   As an aid to understanding Endogen's operating results, the following table shows each item from the income statement expressed as a percentage of revenues.

PERCENTAGE OF REVENUES                             Three months ended August 31,
                                                   -----------------------------
                                                      1997             1996
--------------------------------------------------------------------------------
Revenues.......................................      100.0%           100.0%
Costs and expenses:
  Cost of sales................................       38.4%            36.4%
  Selling, general, and administrative.........       41.3%            41.6%
  Research and development.....................       14.3%            13.3%
Income from operations.........................        6.0%             8.7%
  Interest expense, net........................        0.2%             3.5%
Net income before income taxes.................        5.8%             5.2%
  Provision for income taxes...................        1.7%                --
Net income.....................................        4.1%             5.2%


Revenues
For the three months ended August 31, 1997, total revenues increased to $2,324,013 from $2,226,481 in the same period last year, an increase of 4.4%. Domestic and international sales of Endogen branded products increased to $1,772,384 during the first quarter of fiscal 1998 from $1,487,875 in the same quarter last year, an increase of 19%. This growth was due primarily to increased sales volume from existing Endogen product lines, new product introductions and an expansion of the international distribution network. This increase was offset in part by a 43% decline in private label sales, which decreased to $539,704 in the first quarter of fiscal 1998 from $703,669 during the first quarter of fiscal 1997. This decline was attributable primarily to a decrease in sales to one major private label customer. The Company believes that this customer has undertaken to increase its inventory turnover which reduced Endogen's first quarter private label sales. The Company's management believes that sales to this customer will rebound during the second half of fiscal 1998.

                                 ENDOGEN, INC.


Cost of Sales
   Cost of sales was $893,064 for the three months ended August 31, 1997 compared with $809,385 for the same period last year, an increase of $83,679 or 10%. As a percentage of product revenues, cost of sales was 38% and 36% in the three-month periods ended August 31, 1997 and 1996, respectively. The increase in cost of sales as a percentage of product revenues during the first quarter of fiscal 1998 was due in part to increases in full-time headcount as a result of the Company's fiscal 1997 growth, higher fixed overhead costs and increased royalty expenses associated with new product introductions.

Selling, General and Administrative Expenses
   Selling, general and administrative expense was $959,211 for the three months ended August 31, 1997 compared with $925,918 for the same period last year, an increase of $33,293 or 4%. The increase was due primarily to increases in sales and administrative staffing over the prior year period. As a percentage of product revenues, selling, general and administrative expense decreased to 41% of revenues for the three months ended August 31, 1997 compared with 42% for the same period last year.

Research and Development Expenses
   Research and development expense was $333,338 for the three months ended August 31, 1997 versus $297,146 for the same period last year, an increase of $36,192, or 12%. Research and development expense increased as a percentage of revenues to 14% for the three months ended August 31, 1997 from 13% for the same period last year. Endogen plans to continue to spend heavily on product development for new products and to upgrade existing products. In August 1997, the Company entered into a Product Development and Marketing Agreement with Third Wave for the joint development of a new line of products which will quantitatively measure levels of mRNA.

Interest Income and Interest Expense
   Net interest expense was $3,219 for the three months ended August 31, 1997 compared with net interest expense of $78,244 for the same period last year. Interest expense for the three-month period ended August 31, 1996, reflects interest incurred on the convertible subordinated note (the "Note") in the original principal amount of $2,002,978 issued by Endogen in connection with the T Cell Diagnostics, Inc. acquisition in March 1996. The Note was converted into shares of the Company's common stock in February 1997. In addition, during fiscal 1997 and fiscal 1998, interest expense was incurred in connection with borrowings under notes payable and capital lease obligations.

Income Taxes
   The Company's effective tax rate was 30% for the three months ended August 31, 1997. The effective rate is a result of operating income during the quarter ended August 31, 1997. The Company did not have a provision for income taxes in the comparable fiscal 1997 period.


Liquidity and Capital Resources

   The substantial growth of Endogen's business has led to increased liquidity requirements to fund working capital needs and capital expenditures. This includes financing inventories and accounts receivable to support the Company's growing operations, as well as purchases of new laboratory equipment and leasehold improvements to support new product development. In addition, in connection with its Product Development and Marketing Agreement with Third Wave, the Company is obligated to make funding payments not to exceed $1,050,000 in total, to Third Wave in quarterly installments over a three year period beginning December 1, 1997. Endogen has financed its liquidity needs primarily through cash from operations, a working capital line of credit with a bank and a term loan payable to a bank.

   At August 31, 1997, Endogen's cash position was $420,090, an increase of $86,040 from May 31, 1997. At August 31, 1997, the Company had $850,000
available under a working capital line of credit with a bank. The interest rate on the line is 1.5% above the bank's prime rate.

Cash Flows from Operating Activities
   Net cash provided by operations during the three-month period ended August 31, 1997 was $210,027 as compared to $64,812 in the same fiscal 1997 period. For the first quarter of fiscal 1998, net cash provided by

                                 ENDOGEN, INC.


operating activities consisted primarily of a decrease in accounts receivable of $169,087, depreciation and amortization of $200,396 and net income of $94,181. This was offset in part by an increase in inventories of $113,170, an increase in prepaid expenses of $17,322 and a decrease in accounts payable of $123,144. For the first quarter of fiscal 1997, net cash provided by operations consisted primarily of net income of $115,788 and depreciation and amortization of $192,699. This was partially offset by increased accounts receivable of $120,420, increased inventories of $42,084 and increased prepaid expenses and other assets of $45,465 and a decrease in accounts payable of $35,706.

Cash Flows from Investing Activities
   Investments in capital equipment totaled $98,876 and $92,973 for the quarters ended August 31, 1997 and 1996, respectively.

Cash Flows from Financing Activities
   During the three-month period ended August 31, 1997 cash was used to decrease borrowings by $37,872 and was offset in part by proceeds from the issuance of common stock of $12,761. In the first quarter of fiscal 1997, cash was used to decrease borrowings by $22,505, and was offset in part by proceeds from the issuance of common stock of $4,241.

   The Company expects to continue expanding operations through internal growth and strategic acquisitions which offer products similar or complementary to those offered by the Company. Although the Company has no material current acquisition agreements or arrangements, there may be opportunities which require additional external financing, and the Company may from time to time seek to obtain additional funds from public or private issuance of equity or debt securities. There can be no assurance that such financing will be available at all or on terms acceptable to the Company.

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


Certain Factors That May Affect Future Results

   The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-QSB that are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the Company's ability to (i) meet its working capital and future liquidity needs, (ii) successfully implement its strategic growth strategies, (iii) understand, anticipate and respond to rapidly changing technologies, market trends and customer needs, (iv) develop, manufacture and deliver high quality, technologically advanced products on a timely basis to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company, (v) obtain and protect licensing and intellectual property rights necessary for the Company's technology and product development and on terms favorable to the Company, and (vi) recruit and retain highly talented professionals in a competitive job market. The Company's ability to market and sell its products could also be adversely affected by the emergence of new competitors in the market place and by changes resulting in increased government regulation of the manufacture and sale of its products. In addition, a significant portion of the Company's revenues are attributable to international customers, which may be adversely affected by factors including fluctuations in exchange rates, adverse political and economic conditions, tariff regulation, and difficulties in obtaining export licenses. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission, including, but not limited to, the Company's Annual Report on Form 10-KSB filed on August 8, 1997.

                                 ENDOGEN, INC.


PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

   On August 25, 1997, the Company issued to Third Wave Technologies, Inc. a warrant to purchase 125,000 shares of the Company's Common Stock at a purchase price per share of $6.00. The warrant was issued in connection with the Product Development and Marketing Agreement by and among Third Wave Technologies, Inc. and Endogen. The warrant becomes exercisable over a period of three years commencing on August 31, 1997 in thirty-six approximately equal monthly installments. The warrant expires on December 31, 2002. As the warrant was issued in a private transaction not involving a public offering, the warrant was not required to be registered under the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof.


Item 5 - Other Information

      On August 21, 1997, the Company entered into a Product Development and Marketing Agreement (the "Agreement") with Third Wave Technologies, Inc. ("Third Wave") of Madison, Wisconsin. Under the terms of the Agreement, Endogen will fund certain research and development activities at Third Wave in exchange for certain exclusive, worldwide rights to sell and distribute to the life science research market messenger RNA ("mRNA") quantitation kits jointly developed by the two companies. Funding payments, not to exceed $1,050,000 in total, will be made to Third Wave quarterly by the Company over a three year period beginning December 1, 1997. In connection with the Agreement, the Company issued a warrant to Third Wave for the purchase of up to 125,000 shares of Endogen common stock at a price of $6.00 per share. The warrant vests ratably over three years from August 31, 1997.

Item 6 - Exhibits and Reports on Form 8-K

      (a) - Exhibits

      The following exhibits, required by Item 601 of Regulation S-B, are filed as a part of this Quarterly Report on Form 10-QSB. Exhibit numbers, where applicable, correspond to those of Item 601 of Regulation S-B.

      3.1     By-laws, as amended on September 5, 1997

      10.1* Product Development and Marketing Agreement dated August 21, 1997 by and among Endogen, Inc. and Third Wave Technologies, Inc.

      11.1    Statement Re: Computation of Per Share Earnings

      27.1    Financial Data Schedule


   * Confidential treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.


      (b) - Reports On Form 8-K

      No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                 ENDOGEN, INC.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ENDOGEN, INC.



                                            BY:



Date:  October 9, 1997                      /s/ Owen A. Dempsey
                                            --------------------------------
                                            Owen A. Dempsey
                                            Director, President and
                                            Chief Executive Officer






Date:  October 9, 1997                      /s/ Avery W. Catlin
                                            --------------------------------
                                            Avery W. Catlin
                                            Vice President, Finance, Treasurer
                                            and Chief Financial Officer
                                            (Principal Financial and
                                            Chief Accounting Officer)

                                 ENDOGEN, INC.


                                INDEX TO EXHIBITS

Exhibit Number                               Description
--------------                               -----------


   3.1       By-laws, as amended on September 5, 1997.


   10.1*     Product Development and Marketing Agreement dated August 21,
             1997 by and among Endogen, Inc. and Third Wave Technologies, Inc.


    11.1     Statement Re: Computation of Earnings per Share.


    27.1     Financial Data Schedule.



   * Confidential treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.