Form 10QSB
period 1997-11-30
ENDOGEN INC
filed 1998-01-13
CIK 894020

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 1997

                                       or

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes  X                                            No
           ---                                              ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Title                         Shares Outstanding as of January 6, 1998
------------------------------          ----------------------------------------
Common Stock, $0.01 par value                        3,440,079

Transitional Small Business Disclosure Format (check one):

Yes                                        No  X
   ---                                        ---

                        Exhibit index located on page 17

                                  ENDOGEN, INC.

                                   FORM 10-QSB

                         QUARTER ENDED NOVEMBER 30, 1997
                                TABLE OF CONTENTS


                                                                         Page
PART I - FINANCIAL INFORMATION                                          Number
------------------------------                                          ------
Item 1 - Financial Statements (Unaudited)

     Balance Sheet
         November 30, 1997 and May 31, 1997................................ 3

     Income Statement
         for the three months ended November 30, 1997 and 1996............. 4

     Income Statement
         for the six months ended November 30, 1997 and 1996............... 5

     Statement of Cash Flows
         for the six months ended November 30, 1997 and 1996............... 6

     Notes to Financial Statements......................................... 7

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations........................ 10


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders............... 15

Item 6 - Exhibits and Reports on Form 8-K.................................. 15

Signatures................................................................. 16

Index To Exhibits.......................................................... 17

PART I  -  FINANCIAL INFORMATION

Item 1.   Financial Statements

                                  ENDOGEN, INC.
                                  BALANCE SHEET


                                                                           November 30,                   May 31,
                                                                              1997                         1997
                                                                       --------------------         --------------------
ASSETS                                                                     (unaudited)
Current assets:
     Cash and cash equivalents                                       $             741,463        $             334,050
     Accounts receivable, net of allowance for doubtful accounts
     and returns of $50,000 at November 30, 1997 and May 31, 1997                1,420,462                    1,612,908
     Inventories                                                                 2,001,549                    1,817,440
     Prepaid expenses and other current assets                                     292,908                      221,862
     Deferred income taxes                                                         188,000                      188,000
                                                                       --------------------         --------------------
         Total current assets                                                    4,644,382                    4,174,260
                                                                       --------------------         --------------------

     Fixed assets, net                                                           2,292,978                    2,327,550
     Intangible assets, net                                                        337,709                      395,730
     Deferred income taxes                                                         280,000                      280,000
     Other assets                                                                  222,657                      300,213
                                                                       --------------------         --------------------
                                                                     $           7,777,726        $           7,477,753
                                                                       ====================         ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of note payable - bank                          $                  --        $               7,633
     Equipment line of credit                                                      167,863                           --
     Current portion of term note payable                                          133,333                      133,333
     Current portion of capital lease obligations                                    6,184                        5,528
     Accounts payable and accrued expenses                                       1,181,561                    1,292,939
                                                                       --------------------         --------------------
         Total current liabilities                                               1,488,941                    1,439,433
                                                                       --------------------         --------------------

Term note payable - bank                                                           133,333                      200,000
Capital lease obligations and other note payable                                    11,511                       14,776
                                                                       --------------------         --------------------
                                                                                   144,844                      214,776
                                                                       --------------------         --------------------

Stockholders' equity:
     Common stock, $.01 par value; 10,000,000 shares authorized;
         3,440,079 and 3,416,319 shares issued and outstanding at
         November 30, 1997 and May 31, 1997, respectively                           34,401                       34,162
     Additional paid-in capital                                                  6,282,028                    6,101,667
     Deferred compensation                                                        (126,096)                          --
     Accumulated deficit                                                           (46,392)                    (312,285)
                                                                       --------------------         --------------------
                Total stockholders' equity                                       6,143,941                    5,823,544
                                                                       ====================         ====================
                                                                     $           7,777,726        $           7,477,753
                                                                       ====================         ====================


                   See notes to unaudited financial statements

                                  ENDOGEN, INC.
                                INCOME STATEMENT
                                   (Unaudited)


                                                                  Three Months Ended

                                                          November 30,           November 30,
                                                             1997                   1996
                                                         --------------         --------------
REVENUES:                                              $     2,590,448        $     2,477,630
                                                         --------------         --------------

COSTS AND EXPENSES:
     Cost of revenues                                          885,928                804,846
     Selling, general and administrative                     1,027,607              1,094,466
     Research and development                                  411,161                332,750
                                                         --------------         --------------
                                                             2,324,696              2,232,062
                                                         --------------         --------------

        Income from operations                                 265,752                245,568

Interest expense, net                                          (3,037)               (42,189)
                                                         --------------         --------------

        Income before income taxes                             262,715                203,379

Provision for income taxes                                      91,000                 50,000
                                                         --------------         --------------

        Net income                                     $       171,715        $       153,379
                                                         ==============         ==============

Net income per share                                   $          0.05        $          0.05
                                                         ==============         ==============

Weighted average shares outstanding                          3,691,394              3,257,576
                                                         ==============         ==============



                   See notes to unaudited financial statements

                                  ENDOGEN, INC.
                                INCOME STATEMENT
                                   (Unaudited)


                                                                                      Six Months Ended

                                                                             November 30,           November 30,
                                                                                1997                   1996
                                                                            --------------         --------------
REVENUES:                                                                 $     4,914,459        $     4,704,111
                                                                            --------------         --------------

COSTS AND EXPENSES:
     Cost of revenues                                                           1,778,992              1,614,231
     Selling, general and administrative                                        1,986,819              2,020,383
     Research and development                                                     744,500                629,896
                                                                            --------------         --------------
                                                                                4,510,311              4,264,510
                                                                            --------------         --------------

        Income from operations                                                    404,148                439,601

Interest expense, net                                                             (6,255)              (120,434)
                                                                            --------------         --------------

        Income before income taxes                                                397,893                319,167

Provision for income taxes                                                        132,000                 50,000
                                                                            --------------         --------------

        Net income                                                        $       265,893        $       269,167
                                                                            ==============         ==============

Net income per share                                                      $          0.07        $          0.08
                                                                            ==============         ==============

Weighted average shares outstanding                                             3,637,986              3,250,665
                                                                            ==============         ==============



                   See notes to unaudited financial statements

                                  ENDOGEN, INC.
                             STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                                                               Six Months Ended

                                                                                         November 30,      November 30,
                                                                                            1997               1996
                                                                                       ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                     $        265,893   $        269,167
                                                                                       ---------------    ---------------
      Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization                                                 408,114           375,362
                Decrease (increase) in accounts receivable                                    192,446          (156,581)
                Increase in inventories                                                      (184,109)         (287,226)
                (Increase) decrease in prepaid expenses and other assets                      (10,125)            73,384
                Increase in intangible assets                                                      --           (20,500)
                (Decrease) increase in accounts payable and accrued expenses                 (111,378)            79,009
                                                                                       ---------------    ---------------

                     Net cash provided by operating activities                                560,841            332,615
                                                                                       ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of fixed assets                                                              (298,886)         (495,720)
                                                                                       ---------------    ---------------

                     Net cash used for investing activities                                  (298,886)         (495,720)
                                                                                       ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of capital lease obligations and notes payable                                (76,909)         (646,014)
      Proceeds from borrowings under an equipment line of credit with a bank                  167,863                 --
      Proceeds from borrowings under term loan payable to a bank                                   --            400,000
      Proceeds from issuance of common stock                                                   54,504             50,722
                                                                                       ---------------    ---------------

                     Net cash provided by (used in) financing activities                      145,458          (195,292)
                                                                                       ---------------    ---------------

Net increase (decrease) in cash and cash equivalents                                          407,413          (358,397)

Cash and cash equivalents, beginning of period                                                334,050            763,739
                                                                                       ---------------    ---------------

Cash and cash equivalents, end of period                                             $        741,463   $        405,342
                                                                                       ===============    ===============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                               $         18,551   $        125,838
                                                                                       ===============    ===============

Cash paid for income taxes                                                           $         45,465   $         50,000
                                                                                       ===============    ===============




                   See notes to unaudited financial statements

                                  ENDOGEN, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.  Basis of Presentation

        The unaudited financial statements of Endogen, Inc. (the "Company" or "Endogen") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's financial position as of November 30, 1997 and the results of operations for the three and six month periods ended November 30, 1997 and November 30, 1996. The results of operations are not necessarily indicative of results for a full year.

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

                                                       Three Months Ended              Six Months Ended
                                                           November 30,                  November 30,
                                                       -------------------           --------------------
                                                        1997         1996             1997          1996
----------------------------------------------------------------------------------------------------------
      Basic.................................            $0.05        $0.05            $0.08        $0.09
      Diluted...............................            $0.05        $0.05            $0.07        $0.08


3.  Inventories

        Inventories consist of the following:

                                                               November 30,                  May 31,
                                                                  1997                        1997
                                                             ----------------            ----------------
       Raw materials and supplies                          $         890,746           $         797,104
       Work in process                                               420,083                     369,290
       Finished goods                                                690,720                     651,046
                                                             ----------------            ----------------
                                                           $       2,001,549           $       1,817,440
                                                             ================            ================

                                  ENDOGEN, INC.
                          NOTES TO FINANCIAL STATEMENTS



4. Fixed Assets

        Fixed assets consist of the following:

                                                               November 30,                  May 31,
                                                                  1997                        1997
                                                             ----------------            ----------------
       Laboratory equipment                                $       1,106,802           $         967,289
       Computer and office equipment                                 918,788                     847,518
       Leasehold improvements                                      1,721,078                   1,632,975
                                                             ----------------            ----------------
                                                                   3,746,668                   3,447,782
       Accumulated depreciation and amortization                  (1,453,690)                 (1,120,232)
                                                             ----------------            ----------------
                                                           $       2,292,978           $       2,327,550
                                                             ================            ================



5. Intangible Assets

        Intangible assets consist of the following:

                                                               November 30,                  May 31,
                                                                  1997                        1997
                                                             ----------------            ----------------
       Acquired technology                                 $         305,290           $         305,290
       Patent costs                                                   68,240                      68,240
       License costs                                                 401,559                     401,559
                                                             ----------------            ----------------
                                                                     775,089                     775,089
       Accumulated depreciation and amortization                    (437,380)                   (379,359)
                                                             ----------------            ----------------
                                                           $         337,709           $         395,730
                                                             ================            ================


6. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following:


                                                               November 30,                  May 31,
                                                                  1997                        1997
                                                             ----------------            ----------------
       Accounts payable                                    $         639,387           $         756,957
       Accrued wages                                                 190,551                     221,608
       Accrued royalties                                             187,694                     241,751
       Accrued professional fees                                     163,929                      72,623
                                                             ----------------            ----------------
                                                           $       1,181,561           $       1,292,939
                                                             ================            ================

                                  ENDOGEN, INC.
                          NOTES TO FINANCIAL STATEMENTS



7. Borrowings

        In August 1997, the Company modified its existing credit agreement with a bank to provide for, among other things, an additional demand line of credit of up to $250,000 available to finance certain equipment purchases through April 1998 (the "Equipment Line"). Borrowings under the Equipment Line bear interest at the prime rate plus 1.25% and are secured by all corporate assets of the Company. The Equipment Line contains a feature whereby outstanding borrowings at April 1998 automatically convert into a term loan payable in thirty-six equal principal installments plus interest. The Company has outstanding borrowings under the Equipment Line of $167,863 at November 30, 1997. The credit agreement was also modified to extend the maturity date on the Company's existing revolving line of credit to August 1998 and to reduce the interest rate to the prime rate plus 1.0%. Additionally, the interest rate on the existing term note payable was reduced to the prime rate plus 1.25%.

8. Common Stock

      On November 6, 1997, the stockholders of the Company approved an increase in the number of shares available for issuance under the Company's 1992 Stock Plan from 768,499 to 1,000,000 shares.

9. Commitments

      On August 21, 1997, the Company entered into a Product Development and Marketing Agreement (the "Agreement") with Third Wave Technologies, Inc. ("Third Wave") of Madison, Wisconsin. Under the terms of the Agreement, Endogen will fund certain research and development activities at Third Wave in exchange for certain exclusive, worldwide rights to sell and distribute to the life science research market messenger RNA ("mRNA") quantitation kits jointly developed by the two companies. Funding payments, not to exceed $1,050,000 in total, will be made to Third Wave quarterly by the Company over a three year period beginning December 1, 1997. In connection with the Agreement, the Company issued a five-year warrant to Third Wave for the purchase of up to 125,000 shares of Endogen common stock at a price of $6.00 per share. The warrant vests ratably over three years from August 31, 1997. The Company has ascribed a value of $134,500 to such warrant, which is being amortized on a straight-line basis over three years.

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

PERCENTAGE OF REVENUES

                                                   Three Months Ended                  Six Months Ended
                                                      November 30,                       November 30,
                                                  -------------------                -------------------
                                                   1997         1996                  1997         1996
----------------------------------------------------------------------------------------------------------------
Revenues....................................      100.0%       100.0%                100.0%       100.0%
Costs and expenses:
  Cost of revenues..........................       34.2%        32.5%                 36.2%        34.3%
  Selling, general, and administrative......       39.7%        44.2%                 40.4%        42.9%
  Research and development..................       15.9%        13.4%                 15.2%        13.4%
Income from operations......................       10.2%         9.9%                  8.2%         9.4%
  Interest expense, net.....................        0.1%         1.7%                  0.1%         2.6%
Net income before income taxes..............       10.1%         8.2%                  8.1%         6.8%
  Provision for income taxes................        3.5%         2.0%                  2.7%         1.1%
Net income..................................        6.6%         6.2%                  5.4%         5.7%



             Three Month Period Ended November 30, 1997 As Compared
               with the Three Month Period Ended November 30, 1996
             ------------------------------------------------------

Revenues
   For the three months ended November 30, 1997, total revenues increased to $2,590,448 from $2,477,630 in the same period last year, an increase of $112,818 or 4.6%. Domestic and international sales of Endogen branded products increased to $1,722,106 during the second quarter of fiscal 1998 from $1,535,813 in the same quarter last year, an increase of 12%. This growth was due primarily to increased sales volume from existing Endogen product lines, new product introductions and an expansion of the international distribution network. This increase was offset in part by a 10% decline in private label sales, which decreased to $837,107 in the second quarter of fiscal 1998 from $929,179 during the second quarter of fiscal 1997. This decline was attributable primarily to a decrease in sales to one major private label customer. The Company believes that this customer has undertaken to increase its inventory turnover which reduced Endogen's second quarter private label sales.

                                  ENDOGEN, INC.


Cost of Revenues
   Cost of revenues was $885,928 for the three months ended November 30, 1997 compared with $804,846 for the same period last year, an increase of $81,082 or 10%. As a percentage of product revenues, cost of revenues was 34% and 33% in the three-month periods ended November 30, 1997 and 1996, respectively. The increase in cost of revenues as a percentage of product revenues during the second quarter of fiscal 1998 was due in part to changes in the mix of products sold, increases in full-time headcount as a result of the Company's fiscal 1997 growth, higher fixed overhead costs and increased royalty expenses associated with new product introductions.

Selling, General and Administrative Expenses
   Selling, general and administrative expense was $1,027,607 for the three months ended November 30, 1997 compared with $1,094,466 for the same period last year, a decrease of $66,859 or 6%. The decrease was due primarily to a decline in professional fees incurred in fiscal 1998 offset in part by increases in sales and administrative staffing over the prior year period. As a percentage of product revenues, selling, general and administrative expense decreased to 40% of revenues for the three months ended November 30, 1997 compared with 44% for the same period last year.

Research and Development Expenses
   Research and development expense was $411,161 for the three months ended November 30, 1997 versus $332,750 for the same period last year, an increase of $78,411, or 24%. Research and development expense increased as a percentage of product revenues to 16% for the three months ended November 30, 1997 from 13% for the same period last year. Endogen plans to continue to spend heavily on product development for new products and to upgrade existing products.

Interest Expense, net
   Net interest expense was $3,037 for the three months ended November 30, 1997 compared with net interest expense of $42,189 for the same period last year, a decrease of $39,152 or 93%. Interest expense for the three-month period ended November 30, 1996, reflects interest incurred on the convertible subordinated note (the "Note") in the original principal amount of $2,002,978 issued by Endogen in connection with the T Cell Diagnostics, Inc. acquisition in March 1996. The Note was converted into shares of the Company's common stock in February 1997. In addition, during fiscal 1997 and fiscal 1998, interest expense was incurred in connection with borrowings under notes payable, an equipment line of credit and capital lease obligations.

Income Taxes
   The Company's effective tax rate was 35% for the three months ended November 30, 1997 as compared to 25% for the comparable period in fiscal 1997. The increase in the effective tax rate in fiscal 1998 is primarily the result of the Company's use of its remaining net operating loss carryforwards during fiscal 1998.


              Six Month Period Ended November 30, 1997 As Compared
                with the Six Month Period Ended November 30, 1996
              ----------------------------------------------------

Revenues
   For the six months ended November 30, 1997, total revenues increased to $4,914,459 from $4,704,111 in the same period last year, an increase of $210,348 or 4.5%. Domestic and international sales of Endogen branded products increased to $3,494,488 during the first six months of fiscal 1998 from $3,023,688 in the same period last year, an increase of 16%. This growth was due primarily to increased sales volume from existing Endogen product lines, new product introductions and an expansion of the international distribution network. This increase was offset in part by a 16% decline in private label sales, which decreased to $1,376,811 in the first six months of fiscal 1998 from $1,632,848 during the first six months of fiscal 1997. This decline was attributable primarily to a decrease in sales to one major private label customer. The Company believes that this customer has undertaken to increase its inventory turnover which reduced Endogen's six-month private label sales.

                                  ENDOGEN, INC.


Cost of Revenues
   Cost of revenues was $1,778,992 for the six months ended November 30, 1997 compared with $1,614,231 for the same period last year, an increase of $164,761 or 10%. As a percentage of product revenues, cost of revenues was 36% and 34% in the six-month periods ended November 30, 1997 and 1996, respectively. The increase in cost of revenues as a percentage of product revenues during the first six months of fiscal 1998 was due in part to changes in the mix of products sold, increases in full-time headcount as a result of the Company's fiscal 1997 growth, higher fixed overhead costs and increased royalty expenses associated with new product introductions.

Selling, General and Administrative Expenses
   Selling, general and administrative expense was $1,986,819 for the six months ended November 30, 1997 compared with $2,020,383 for the same period last year, a decrease of $33,564 or 2%. The decrease was due primarily to a decline in professional fees incurred in fiscal 1998 offset in part by increases in sales and administrative staffing over the prior year period. As a percentage of product revenues, selling, general and administrative expense decreased to 40% of revenues for the six months ended November 30, 1997 compared with 43% for the same period last year.

Research and Development Expenses
   Research and development expense was $744,500 for the six months ended November 30, 1997 versus $629,896 for the same period last year, an increase of $114,604, or 18%. Research and development expense increased as a percentage of product revenues to 15% for the six months ended November 30, 1997 from 13% for the same period last year. Endogen plans to continue to spend heavily on product development for new products and to upgrade existing products. In August 1997, the Company entered into a Product Development and Marketing Agreement with Third Wave for the joint development of a new line of products which will quantitatively measure levels of mRNA.

Interest Expense, net
   Net interest expense was $6,255 for the six months ended November 30, 1997 compared with net interest expense of $120,434 for the same period last year, a decrease of $114,179 or 95%. Interest expense for the six-month period ended November 30, 1996, reflects interest incurred on the convertible subordinated note (the "Note") in the original principal amount of $2,002,978 issued by Endogen in connection with the T Cell Diagnostics, Inc. acquisition in March 1996. The Note was converted into shares of the Company's common stock in February 1997. In addition, interest expense decreased in fiscal 1998 versus fiscal 1997 as a result of the reduction in average outstanding borrowings under other notes payable and capital lease obligations.

Income Taxes
   The Company's effective tax rate was 33% for the six months ended November 30, 1997 as compared to 16% for the comparable period in fiscal 1997. The increase in the effective tax rate in fiscal 1998 is primarily the result of the Company's use of its remaining net operating loss carryforwards during fiscal 1998.


Liquidity and Capital Resources

   The substantial growth of Endogen's business has led to increased liquidity requirements to fund working capital needs and capital expenditures. This includes financing inventories and accounts receivable to support the Company's growing operations, as well as purchases of new laboratory equipment and leasehold improvements to support new product development. In addition, in connection with its Product Development and Marketing Agreement with Third Wave, the Company is obligated to make funding payments, not to exceed $1,050,000 in total, to Third Wave in quarterly installments over a three year period beginning December 1, 1997. Endogen has financed its liquidity needs primarily through cash from operations, a working capital line of credit, an equipment line of credit and a term loan payable to a bank.

                                  ENDOGEN, INC.


   At November 30, 1997, Endogen's cash position was $741,463, an increase of $407,413 from May 31, 1997. At November 30, 1997, the Company had $850,000
available under a working capital line of credit and $82,137 under an equipment line of credit with a bank. The interest rate on these lines is 1.0% and 1.25% above the bank's prime rate, respectively.

Cash Flows from Operating Activities
   Net cash provided by operations during the six-month period ended November 30, 1997 was $560,841 as compared to $332,615 in the same fiscal 1997 period. For the first six months of fiscal 1998, net cash provided by operating activities consisted primarily of depreciation and amortization of $408,114, net income of $265,893 and a decrease in accounts receivable of $192,446. This was offset in part by an increase in inventories of $184,109, an increase in prepaid expenses and other assets of $10,125 and a decrease in accounts payable and accrued expenses of $111,378. For the first six months of fiscal 1997, net cash provided by operations consisted primarily of net income of $269,167, depreciation and amortization of $375,362, decrease prepaid expenses and other assets of $73,384 and an increase in accounts payable and accrued expenses of $79,009. This was partially offset by increased accounts receivable of $156,581, increased inventories of $287,226 and increased intangible assets of $20,500.

Cash Flows from Investing Activities
   Investments in capital equipment totaled $298,886 and $495,720 for the six months ended November 30, 1997 and 1996, respectively.

Cash Flows from Financing Activities
   During the six-month period ended November 30, 1997, cash was used to decrease borrowings by $76,909 and was offset by proceeds of $167,863 from borrowings under an equipment line of credit and from the issuance of common stock of $54,504. In the first six months of fiscal 1997, cash was used to decrease borrowings by $246,014, and was offset in part by proceeds from the issuance of common stock of $50,722.

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

   Based on management's current projections, Endogen believes that its financial resources and cash flows from operations, together with borrowings available from credit agreements with a bank, will be sufficient to finance its current and planned operations for at least the next twelve months. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, if at all.


Certain Factors That May Affect Future Results

   The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-QSB that are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the Company's ability to (i) meet its working capital and future liquidity needs, (ii) successfully implement its strategic growth strategies, (iii) understand, anticipate and respond to rapidly changing technologies, market trends and customer needs, (iv) develop, manufacture and deliver high quality, technologically

                                  ENDOGEN, INC.


advanced products on a timely basis to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company, (v) obtain and protect licensing and intellectual property rights necessary for the Company's technology and product development and on terms favorable to the Company, and (vi) recruit and retain highly talented professionals in a competitive job market. The Company's ability to market and sell its products could also be adversely affected by the emergence of new competitors in the market place and by changes resulting in increased government regulation of the manufacture and sale of its products. In addition, a significant portion of the Company's revenues are attributable to international customers, which may be adversely affected by factors including fluctuations in exchange rates, adverse political and economic conditions, tariff regulation, and difficulties in obtaining export licenses. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission, including, but not limited to, the Company's Annual Report on Form 10-KSB filed on August 8, 1997 and its Quarterly Report on Form 10-QSB filed on October 9, 1997.

                                  ENDOGEN, INC.


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

      The annual meeting of Stockholders of Endogen, Inc. was held on November 6, 1997. A vote was proposed (1) to elect members of the Company's Board of Directors to serve for the ensuing year or until their successors are elected and qualified, or until their earlier resignation or removal; (2) to amend the Company's 1992 Stock Plan, (3) to amend the Company's 1993 Non-employee Director Stock Option Plan; and (4) to ratify the selection of the firm of Price Waterhouse LLP as independent auditors for the fiscal year ending May 31, 1998. The shareholder voting results are as follows:


                                                 Votes          Votes             Votes           Broker
                                                  for          against          abstained        Non-votes
         (1)   Election of:

              Owen A. Dempsey                  2,938,916         91,241             -                -
              Wallace G. Dempsey               2,938,916         91,241             -                -
              Irwin J. Gruverman               2,938,916         91,241             -                -
              Hayden H. Harris                 2,938,916         91,241             -                -
              Wolfgang Woloszczuk              2,938,916         91,241             -                -

         (2)   Amend 1992 Stock Plan           1,402,711        138,197          20,506          1,468,743

         (3)   Amend 1993 Non-employee
              Director Stock Option Plan

                                               2,754,578        107,945          25,585           142,049

         (4)  Ratify Price Waterhouse LLP      2,941,901         76,328          11,928              -




Item 6 - Exhibits and Reports on Form 8-K

      (a) - EXHIBITS

      The following exhibits, required by Item 601 of Regulation S-B, are filed as a part of this Quarterly Report on Form 10-QSB. Exhibit numbers, where applicable, correspond to those of Item 601 of Regulation S-B.

      10.1 Second Loan Modification Agreement dated as of August 27, 1997 between Endogen, Inc. and Silicon Valley Bank.

      10.2 Equipment Line Promissory Note dated October 8, 1997 of Endogen, Inc. to Silicon Valley Bank

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


                                  ENDOGEN, INC.



                                             BY:


Date:  January 9, 1998                       /s/ Owen A. Dempsey
                                             --------------------------------
                                             Owen A. Dempsey
                                             Director, President and
                                             Chief Executive Officer






Date:  January 9, 1998                       /s/ Avery W. Catlin
                                             --------------------------------
                                             Avery W. Catlin
                                             Vice President, Finance, Treasurer
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Chief Accounting Officer)

                                  ENDOGEN, INC.



                                INDEX TO EXHIBITS


Exhibit Number                               Description
--------------                               -----------

    10.1 Second Loan Modification Agreement dated as of August 27, 1997 between Endogen, Inc. and Silicon Valley Bank

    10.2 Equipment Line Promissory Note dated October 8, 1997 of Endogen, Inc. to Silicon Valley Bank

    11.1        Statement Re: Computation of Earnings per Share.


    27.1        Financial Data Schedule.