Form 10QSB
period 1998-02-28
ENDOGEN INC
filed 1998-04-10
CIK 894020

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-QSB

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934

                For the quarterly period ended February 28, 1998

                                       or

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

                    Yes  X                       No
                        ---                         ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Title                        Shares Outstanding as of March 26, 1998
-----------------------------            ---------------------------------------
Common Stock, $0.01 par value                          3,440,079

Transitional Small Business Disclosure Format (check one):

Yes                                       No  X
   ---                                       ---

                        Exhibit index located on page 17

                                  ENDOGEN, INC.

                                   FORM 10-QSB

                         QUARTER ENDED FEBRUARY 28, 1998
                                TABLE OF CONTENTS


                                                                           Page
PART I - FINANCIAL INFORMATION                                            Number
------------------------------                                            ------

Item 1 - Financial Statements (Unaudited)

     Balance Sheet
         February 28, 1998 and May 31, 1997................................. 3

     Income Statement
         for the three months ended February 28, 1998 and 1997.............. 4

     Income Statement
         for the nine months ended February 28, 1998 and 1997............... 5

     Statement of Cash Flows
         for the nine months ended February 28, 1998 and 1997............... 6

     Notes to Financial Statements.......................................... 7

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations......................... 10


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K................................... 15

Signatures.................................................................. 16

Index To Exhibits........................................................... 17

PART I  -  FINANCIAL INFORMATION

Item 1.   Financial Statements

                                  ENDOGEN, INC.
                                  BALANCE SHEET

                                                                                  February 28,          May 31,
                                                                                      1998               1997
                                                                                  ------------        -----------
                                                                                  (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                    $   819,727         $   334,050
     Accounts receivable, net of allowance for doubtful accounts
     and returns of $50,000 at February 28, 1998 and May 31, 1997                   1,479,495           1,612,908
     Inventories                                                                    1,950,787           1,817,440
     Prepaid expenses and other current assets                                        459,091             221,862
     Deferred income taxes                                                            188,000             188,000
                                                                                  -----------         -----------
         Total current assets                                                       4,897,100           4,174,260
                                                                                  -----------         -----------

     Fixed assets, net                                                              2,178,404           2,327,550
     Intangible assets, net                                                           308,699             395,730
     Deferred income taxes                                                            280,000             280,000
     Other assets                                                                     182,687             300,213
                                                                                  -----------         -----------
                                                                                  $ 7,846,890         $ 7,477,753
                                                                                  ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of note payable - bank                                       $        --         $     7,633
     Equipment line of credit                                                         167,188                  --
     Current portion of term note payable                                             133,333             133,333
     Current portion of capital lease obligations                                       6,540               5,528
     Accounts payable and accrued expenses                                          1,251,564           1,292,939
                                                                                  -----------         -----------
         Total current liabilities                                                  1,558,625           1,439,433
                                                                                  -----------         -----------

Term note payable - bank                                                              100,000             200,000
Capital lease obligations and other note payable                                        9,736              14,776
                                                                                  -----------         -----------
                                                                                      109,736             214,776
                                                                                  -----------         -----------

Stockholders' equity:
     Common stock, $.01 par value; 10,000,000 shares authorized; 3,440,079 and
         3,416,319 shares issued and outstanding at February 28, 1998
         and May 31, 1997, respectively                                                34,401              34,162
     Additional paid-in capital                                                     6,282,030           6,101,667
     Deferred compensation                                                           (112,084)                 --
     Accumulated deficit                                                              (25,818)           (312,285)
                                                                                  -----------         -----------
                Total stockholders' equity                                          6,178,529           5,823,544
                                                                                  -----------         -----------
                                                                                  $ 7,846,890         $ 7,477,753
                                                                                  ===========         ===========

                  See notes to unaudited financial statements

                                  ENDOGEN, INC.
                                INCOME STATEMENT
                                   (Unaudited)

                                                      Three Months Ended

                                                February 28,        February 28,
                                                   1998                 1997
                                               -------------       -------------
REVENUES:                                       $ 2,487,755         $ 2,479,270
                                                -----------         -----------

COSTS AND EXPENSES:
     Cost of revenues                               980,722             870,940
     Selling, general and administrative            990,837           1,024,075
     Research and development                       482,230             384,125
                                                -----------         -----------
                                                  2,453,789           2,279,140
                                                -----------         -----------

        Income from operations                       33,966             200,130

Interest expense, net                                 4,396              37,018
                                                -----------         -----------

        Income before income taxes                   29,570             163,112

Provision for income taxes                            9,000              25,000
                                                -----------         -----------

        Net income                              $    20,570         $   138,112
                                                ===========         ===========


Basic earnings per share                        $      0.01         $      0.05
                                                ===========         ===========

Diluted earnings per share                      $      0.01         $      0.04
                                                ===========         ===========

Shares used in computing:
Basic earnings per share                          3,440,079           3,065,853
                                                ===========         ===========

Diluted earnings per share                        3,591,533           3,371,889
                                                ===========         ===========


                  See notes to unaudited financial statements

                                  ENDOGEN, INC.
                                INCOME STATEMENT
                                   (Unaudited)

                                                       Nine Months Ended

                                                 February 28,       February 28,
                                                    1998                1997
                                                 ------------       ------------
REVENUES:                                        $ 7,402,215         $ 7,183,381
                                                 -----------         -----------

COSTS AND EXPENSES:
     Cost of revenues                              2,759,713           2,485,170
     Selling, general and administrative           2,977,655           3,044,458
     Research and development                      1,226,729           1,014,021
                                                 -----------         -----------
                                                   6,964,097           6,543,649
                                                 -----------         -----------

        Income from operations                       438,118             639,732

Interest expense, net                                 10,651             157,451
                                                 -----------         -----------
        Income before income taxes                   427,467             482,281

Provision for income taxes                           141,000              75,000
                                                 -----------         -----------

        Net income                               $   286,467         $   407,281
                                                 ===========         ===========


Basic earnings per share                         $      0.08         $      0.14
                                                 ===========         ===========

Diluted earnings per share                       $      0.08         $      0.12
                                                 ===========         ===========

Shares used in computing:
Basic earnings per share                           3,429,452           2,991,792
                                                 ===========         ===========

Diluted earnings per share                         3,634,221           3,291,003
                                                 ===========         ===========


                  See notes to unaudited financial statements

                                  ENDOGEN, INC.
                             STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                                        Nine Months Ended

                                                                                 February 28,        February 28,
                                                                                      1998               1997
                                                                                 ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                  $   295,467         $   407,281
                                                                                  -----------         -----------
      Adjustments to reconcile net income to net
           cash provided by operating activities:
                Depreciation and amortization                                         621,605             561,514
                Decrease (increase) in accounts receivable                            133,413            (304,243)
                Increase in inventories                                              (133,347)           (448,791)
                (Increase) decrease in prepaid expenses and other assets             (144,660)             78,946
                Increase in intangible assets                                              --             (20,500)
                (Decrease) increase in accounts payable and accrued expenses          (41,375)            460,028
                                                                                  -----------         -----------

                     Net cash provided by operating activities                        722,103             734,235
                                                                                  -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of fixed assets                                                      (360,471)           (953,559)
                                                                                  -----------         -----------

                     Net cash used for investing activities                          (360,471)           (953,559)
                                                                                  -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of capital lease obligations and notes payable                       (111,661)           (674,028)
      Proceeds from borrowings under an equipment line of credit with a bank          167,188                  --
      Proceeds from borrowings under term loan payable to a bank                           --             400,000
      Proceeds from issuance of common stock                                           68,518             116,261
                                                                                  -----------         -----------

                     Net cash provided by (used in) financing activities              124,045            (157,767)
                                                                                  -----------         -----------

Net increase (decrease) in cash and cash equivalents                                  485,677            (377,091)

Cash and cash equivalents, beginning of period                                        334,050             763,739
                                                                                  -----------         -----------

Cash and cash equivalents, end of period                                          $   819,727         $   386,648
                                                                                  ===========         ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                            $    30,193         $   163,862
                                                                                  ===========         ===========

Cash paid for income taxes                                                        $    45,465         $    50,000
                                                                                  ===========         ===========

Issuance of common stock upon conversion of convertible note payable              $        --         $ 1,802,680
                                                                                  ===========         ===========


                  See notes to unaudited financial statements

                                  ENDOGEN, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.  Basis of Presentation

    The unaudited financial statements of Endogen, Inc. (the "Company" or "Endogen") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's financial position as of February 28, 1998 and the results of operations for the three and nine month periods ended February 28, 1998 and 1997. The results of operations are not necessarily indicative of results for a full year.

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

2. Summary of Significant Accounting Policies

    Net Income Per Share

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" which replaces primary and fully diluted earnings per share with basic and diluted earnings per share. `Basic' earnings per share is calculated by dividing net earnings applicable to common shares by the weighted average number of common shares outstanding during the period. For purposes of calculating diluted earnings per share the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and warrants. The Company adopted SFAS 128 on December 1, 1997. All prior period per share amounts have been restated to comply with the standard.

    A summary of the shares used in calculating basic and diluted earnings per share follows:


                                                 Three Months Ended                    Nine Months Ended
                                                    February 28,                          February 28,
                                             ---------------------------           ---------------------------
                                               1998               1997               1998              1997
                                             ---------         ---------           ---------         ---------
Weighted average number of shares of
common stock outstanding                     3,440,079         3,065,853           3,429,452         2,991,792

Dilutive stock options and warrants            151,454           306,036             204,769           299,211
                                             ---------         ---------           ---------         ---------

   Shares used in calculating diluted
   earnings per share                        3,591,533         3,371,889           3,634,221         3,291,003
                                             =========         =========           =========         =========


3.  Inventories

    Inventories consist of the following:

                                               February 28,            May 31,
                                                    1998                1997
                                               ------------        -------------
Raw materials and supplies                      $   883,846         $   797,104
Work in process                                     415,979             369,290
Finished goods                                      650,962             651,046
                                                -----------         -----------
                                                $ 1,950,787         $ 1,817,440
                                                ===========         ===========

                                 ENDOGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS


4. Fixed Assets

    Fixed assets consist of the following:

                                               February 28,           May 31,
                                                   1998                1997
                                               ------------         -----------
Laboratory equipment                            $ 1,140,860         $   967,289
Computer and office equipment                       939,249             847,518
Leasehold improvements                            1,728,144           1,632,975
                                                -----------         -----------
                                                  3,808,253           3,447,782
Accumulated depreciation and amortization        (1,629,849)         (1,120,232)
                                                -----------         -----------
                                                $ 2,178,404         $ 2,327,550
                                                ===========         ===========


5. Intangible Assets

    Intangible assets consist of the following:

                                               February 28,           May 31,
                                                   1998                1997
                                               ------------         -----------
Acquired technology                             $   305,290         $   305,290
Patent costs                                         68,240              68,240
License costs                                       401,559             401,559
                                                -----------         -----------
                                                    775,089             775,089
Accumulated depreciation and amortization          (466,390)           (379,359)
                                                -----------         -----------
                                                $   308,699         $   395,730
                                                ===========         ===========


6. Accounts Payable and Accrued Expenses

    Accounts payable and accrued expenses consist of the following:

                                               February 28,           May 31,
                                                   1998                1997
                                               ------------         -----------
Accounts payable                                 $   647,444         $   756,957
Accrued wages and related expenses                   247,142             210,064
Accrued taxes                                        109,847              11,544
Accrued royalties                                    140,905             241,751
Accrued professional fees                            106,226              72,623
                                                 ===========         ===========
                                                 $ 1,251,564         $ 1,292,939
                                                 ===========         ===========

                                 ENDOGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS


7. Borrowings

    In August 1997, the Company modified its existing credit agreement with a bank to provide for, among other things, an additional demand line of credit of up to $250,000 available to finance certain equipment purchases through April 1998 (the "Equipment Line"). Borrowings under the Equipment Line bear interest at the prime rate plus 1.25% and are secured by all corporate assets of the Company. The Equipment Line contains a feature whereby outstanding borrowings at April 1998 automatically convert into a term loan payable in thirty-six equal principal installments plus interest. The Company has outstanding borrowings under the Equipment Line of $167,188 at February 28, 1998. The credit agreement was also modified to extend the maturity date on the Company's existing revolving line of credit to August 1998 and to reduce the interest rate to the prime rate plus 1.0%. Additionally, the interest rate on the existing term note payable was reduced to the prime rate plus 1.25%.


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

   Endogen is principally engaged in the development, manufacture and sale of specialty reagents and immuno-assay test kits for pharmaceutical, biotechnology and biomedical research. These products include over 330 specialty reagents and 64 immuno-assay test kits that measure immune system function in human, mouse, rat, or porcine samples. Products marketed under Endogen's name are sold directly in the United States and through distributors in over 40 foreign countries. The Company also sells products on a private label basis to customers who market these products under their own brand names.


Results of Operations

   As an aid to understanding Endogen's operating results, the following table shows each item from the income statement expressed as a percentage of revenues.

PERCENTAGE OF REVENUES

                                                   Three Months Ended        Nine Months Ended
                                                      February 28,              February 28,
                                                   1998         1997          1998         1997
------------------------------------------------------------------------------------------------
Revenues....................................      100.0%       100.0%        100.0%       100.0%
Costs and expenses:
  Cost of revenues..........................       39.4%        35.1%         37.3%        34.6%
  Selling, general, and administrative......       39.8%        41.3%         40.2%        42.4%
  Research and development..................       19.4%        15.5%         16.6%        14.1%
Income from operations......................        1.4%         8.1%          5.9%         8.9%
  Interest expense, net.....................        0.2%         1.5%          0.1%         2.2%
Net income before income taxes..............        1.2%         6.6%          5.8%         6.7%
  Provision for income taxes................        0.4%         1.0%          1.9%         1.0%
Net income..................................        0.8%         5.6%          3.9%         5.7%


             Three Month Period Ended February 28, 1998 As Compared
               with the Three Month Period Ended February 28, 1997
             ------------------------------------------------------

Revenues
   For the three months ended February 28, 1998, total revenues increased to $2,487,755 from $2,479,270 in the same period last year, an increase of $8,485. Domestic and international sales of Endogen branded products increased to $1,758,147 during the third quarter of fiscal 1998 from $1,598,429 in the same quarter last year, an increase of 10%. This growth was due primarily to increased sales volume from existing Endogen product lines, new product introductions and an expansion of the international distribution network. This increase was offset in part by a 38% decline in private label sales, which decreased to $553,639 in the third quarter of fiscal 1998 from $893,233 during the third quarter of fiscal 1997. This decline was attributable primarily to a decrease in sales to one major private label customer. The Company believes that this customer has undertaken to increase its inventory turnover which reduced Endogen's third quarter private label sales.

                                  ENDOGEN, INC.


Cost of Revenues
   Cost of revenues was $980,722 for the three months ended February 28, 1998 compared with $870,940 for the same period last year, an increase of $109,782 or 13%. As a percentage of revenues, cost of revenues was 39% and 35% in the three-month periods ended February 28, 1998 and 1997, respectively. The increase in cost of revenues as a percentage of revenues during the third quarter of fiscal 1998 was due in part to changes in the mix of products sold, increases in full-time headcount as a result of the Company's fiscal 1997 growth, and higher fixed overhead costs.

Selling, General and Administrative Expenses
   Selling, general and administrative expense was $990,837 for the three months ended February 28, 1998 compared with $1,024,075 for the same period last year, a decrease of $33,238 or 3%. The decrease was due primarily to a decline in professional fees incurred in fiscal 1998 and the timing of certain advertising and promotion costs offset in part by increases in sales and administrative staffing over the prior year period. As a percentage of revenues, selling, general and administrative expense decreased to 40% of revenues for the three months ended February 28, 1998 compared with 41% for the same period last year.

Research and Development Expenses
   Research and development expense was $482,230 for the three months ended February 28, 1998 versus $384,125 for the same period last year, an increase of $98,105, or 26%. The increase is attributable to the Company's funding of mRNA product development internally and at Third Wave Technologies, Inc. Research and development expense increased as a percentage of revenues to 19% for the three months ended February 28, 1998 from 16% for the same period last year. Endogen plans to continue to spend heavily on product development for new products and to upgrade existing products.

Interest Expense, net
   Net interest expense was $4,396 for the three months ended February 28, 1998 compared with net interest expense of $37,018 for the same period last year, a decrease of $32,622 or 88%. Interest expense for the three-month period ended February 28, 1997, reflects interest incurred on the convertible subordinated note (the "T Cell Note") in the original principal amount of $2,002,978 issued by Endogen in connection with the T Cell Diagnostics, Inc. acquisition in March 1996. The T Cell Note was converted into shares of the Company's common stock in February 1997. In addition, during fiscal 1997 and fiscal 1998, interest expense was incurred in connection with borrowings under notes payable, an equipment line of credit and capital lease obligations.

Income Taxes
   The Company's effective tax rate was 30% for the three months ended February 28, 1998 as compared to 15% for the comparable period in fiscal 1997. The increase in the effective tax rate in fiscal 1998 is primarily the result of the Company's use of its remaining net operating loss carryforwards during fiscal 1998.


              Nine Month Period Ended February 28, 1998 As Compared
               with the Nine Month Period Ended February 28, 1997
              -----------------------------------------------------

Revenues
   For the nine months ended February 28, 1998, total revenues increased to $7,402,215 from $7,183,381 in the same period last year, an increase of $218,834 or 3%. Domestic and international sales of Endogen branded products increased to $5,252,635 during the first nine months of fiscal 1998 from $4,622,117 in the same period last year, an increase of 14%. This growth was due primarily to increased sales volume from existing Endogen product lines, new product introductions and an expansion of the international distribution network. This increase was offset in part by a 24% decline in private label sales, which decreased to $1,930,449 in the first nine months of fiscal 1998 from $2,526,081 during the first nine months of fiscal 1997. This decline was attributable primarily to a decrease in sales to one major private label customer. The Company has responded to this customer's requirements to decrease its inventory levels which has consequently reduced the Company's shipments over the nine-month period.

                                  ENDOGEN, INC.


Cost of Revenues
   Cost of revenues was $2,759,713 for the nine months ended February 28, 1998 compared with $2,485,170 for the same period last year, an increase of $274,543 or 11%. As a percentage of revenues, cost of revenues was 37% and 35% in the nine-month periods ended February 28, 1998 and 1997, respectively. The increase in cost of revenues as a percentage of revenues during the first nine months of fiscal 1998 was due in part to changes in the mix of products sold, increases in full-time headcount as a result of the Company's fiscal 1997 growth, higher fixed overhead costs and increased royalty expenses associated with new product introductions.

Selling, General and Administrative Expenses
   Selling, general and administrative expense was $2,977,655 for the nine months ended February 28, 1998 compared with $3,044,458 for the same period last year, a decrease of $66,803 or 2%. The decrease was due primarily to a decline in professional fees incurred in fiscal 1998 offset in part by increases in sales and administrative staffing over the prior year period. As a percentage of revenues, selling, general and administrative expense decreased to 40% of revenues for the nine months ended February 28, 1998 compared with 42% for the same period last year.

Research and Development Expenses
   Research and development expense was $1,226,729 for the nine months ended February 28, 1998 versus $1,014,021 for the same period last year, an increase of $212,708, or 21%. Research and development expense increased as a percentage of revenues to 17% for the nine months ended February 28, 1998 from 14% for the same period last year. Endogen plans to continue to spend heavily on product development for new products and to upgrade existing products. In August 1997, the Company entered into a Product Development and Marketing Agreement with Third Wave Technologies, Inc. for the joint development of a new line of products which will quantitatively measure levels of mRNA. A significant portion of the increase in research and development expenditure between the nine-month periods relates to investment in the mRNA program.

Interest Expense, net
   Net interest expense was $10,651 for the nine months ended February 28, 1998 compared with net interest expense of $157,451 for the same period last year, a decrease of $146,800 or 93%. Interest expense for the nine-month period ended February 28, 1997, reflects interest incurred on the T Cell Note. The T Cell Note was converted into shares of the Company's common stock in February 1997. In addition, interest expense decreased in fiscal 1998 versus fiscal 1997 as a result of the reduction in average outstanding borrowings under other notes payable and capital lease obligations.

Income Taxes
   The Company's effective tax rate was 33% for the nine months ended February 28, 1998 as compared to 16% for the comparable period in fiscal 1997. The increase in the effective tax rate in fiscal 1998 is primarily the result of the Company's use of its remaining net operating loss carryforwards during fiscal 1998.


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

                                  ENDOGEN, INC.


   At February 28, 1998, Endogen's cash position was $819,727, an increase of $485,677 from May 31, 1997. At February 28, 1998, the Company had $850,000
available under a working capital line of credit and $82,812 under an equipment line of credit with a bank. The interest rate on these lines is 1.0% and 1.25% above the bank's prime rate, respectively.

Cash Flows from Operating Activities
   Net cash provided by operations during the nine-month period ended February 28, 1998 was $722,103 as compared to $734,235 in the same fiscal 1997 period. For the first nine months of fiscal 1998, net cash provided by operating activities consisted primarily of depreciation and amortization of $621,605, net income of $286,467 and a decrease in accounts receivable of $133,413. This was offset in part by an increase in inventories of $133,347, an increase in prepaid expenses and other assets of $144,660 and a decrease in accounts payable and accrued expenses of $41,375. For the first nine months of fiscal 1997, net cash provided by operations consisted primarily of net income of $407,281, depreciation and amortization of $561,514, decreased prepaid expenses and other assets of $78,946 and an increase in accounts payable and accrued expenses of $460,028. This was partially offset by increased accounts receivable of $304,243, increased inventories of $448,791 and increased intangible assets of $20,500.

Cash Flows from Investing Activities
   Investments in capital equipment totaled $360,471 and $953,559 for the nine months ended February 28, 1998 and 1997, respectively.

Cash Flows from Financing Activities
   During the nine-month period ended February 28, 1998, cash was used to decrease borrowings by $111,661 and was offset by proceeds of $167,188 from borrowings under an equipment line of credit and from the issuance of common stock of $68,518. In the first nine months of fiscal 1997, cash was used to decrease net borrowings by $274,028, and was offset in part by proceeds from the issuance of common stock of $116,261.

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


Year 2000

   The Company recognizes that it must ensure that its services and operations will not be adversely affected by Year 2000 software failures (the "Year 2000 issue") which can arise in time-sensitive software applications with two-year digits to define the applicable year. In such applications, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000. The Company is in the process of upgrading many of its business and computer operating systems with software which, when upgraded, are Year 2000 compatible. The Company is planning to complete all necessary Year 2000 upgrades of its major systems and is currently identifying and developing conversion strategies for its remaining systems that may be impacted by the Year 2000 issue. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's ability to implement such changes could have an adverse effect on future results of operations. In addition, there can be no assurances that the Company's customers and suppliers will not be adversely affected by their own Year 2000 issues, which may indirectly adversely and materially affect the Company.

                                  ENDOGEN, INC.


Certain Factors That May Affect Future Results

   The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-QSB that are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the Company's ability to (i) meet its working capital and future liquidity needs, (ii) successfully implement its strategic growth strategies, (iii) understand, anticipate and respond to rapidly changing technologies, market trends and customer needs, (iv) develop, manufacture and deliver high quality, technologically advanced products on a timely basis to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company, (v) obtain and protect licensing and intellectual property rights necessary for the Company's technology and product development and on terms favorable to the Company, and (vi) recruit and retain highly talented professionals in a competitive job market. The Company's ability to market and sell its products could also be adversely affected by the emergence of new competitors in the market place and by changes resulting in increased government regulation of the manufacture and sale of its products. In addition, a significant portion of the Company's revenues are attributable to international customers, which may be adversely affected by factors including fluctuations in exchange rates, adverse political and economic conditions, tariff regulation, and difficulties in obtaining export licenses. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission, including, but not limited to, the Company's Annual Report on Form 10-KSB filed on August 8, 1997 and its Quarterly Reports on Form 10-QSB filed on October 9, 1997 and January 13, 1998.

                                  ENDOGEN, INC.


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

      (a) - EXHIBITS

      The following exhibits, required by Item 601 of Regulation S-B, are filed as a part of this Quarterly Report on Form 10-QSB. Exhibit numbers, where applicable, correspond to those of Item 601 of Regulation S-B.

      10.1* License and Option Agreement by and between Endogen, Inc. and
            Becton, Dickinson and Company through its subsidiary PharMingen dated February 28, 1998

      10.2* Supply Agreement by and between Endogen, Inc. and Becton, Dickinson and Company through its subsidiary PharMingen dated February 28,
            1998

      11.1  Statement Re: Computation of Per Share Earnings

      27.1  Financial Data Schedule

      27.2  Restated Financial Data Schedule

      27.3  Restated Financial Data Schedule


   * Confidential treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.


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


                                              ENDOGEN, INC.


                                              BY:


Date: April 3, 1998
                                              /s/ Owen A. Dempsey
                                              ----------------------------------
                                              Owen A. Dempsey
                                              Director, President and
                                              Chief Executive Officer



Date:  April 3, 1998
                                              /s/ Avery W. Catlin
                                              ----------------------------------
                                              Avery W. Catlin
                                              Vice President, Finance, Treasurer
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Chief Accounting Officer)

                                  ENDOGEN, INC.


                                INDEX TO EXHIBITS

Exhibit Number             Description
--------------             -----------

    10.1* License and Option Agreement by and between Endogen, Inc. and Becton, Dickinson and Company through its subsidiary PharMingen dated February 28, 1998.

    10.2* Supply Agreement by and between Endogen, Inc. and Becton, Dickinson and Company through its subsidiary PharMingen dated February 28, 1998.

    11.1        Statement Re: Computation of Earnings per Share.

    27.1        Financial Data Schedule.

    27.2        Restated Financial Data Schedule.

    27.3        Restated Financial Data Schedule.


   * Confidential treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.