Form 10KSB
period 1998-05-31
ENDOGEN INC
filed 1998-08-28
CIK 894020

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
   (Mark One)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended May 31, 1998

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________

                         Commission file number 0-21354
                                  ENDOGEN, INC.
                 (Name of Small Business Issuer in Its Charter)

               Massachusetts                                 04-2789249
      (State or Other Jurisdiction of                       (IRS Employer
      Incorporation or Organization)                     Identification No.)

   30 Commerce Way, Woburn, Massachusetts                     01801-1059
  (Address of Principal Executive Offices)                    (Zip Code)

         Issuer's Telephone Number, Including Area Code: (781) 937-0890

         Securities registered under Section 12(b) of the Exchange Act:

     Title of Each Class             Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value               The Boston Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:

                                 Not Applicable
                                (Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the fiscal year ended May 31, 1998 were $10,033,451.

Aggregate market value as of August 5, 1998, of Common Stock held by non-affiliates of the Issuer: $9,716,632, based on the closing sales price of such stock on the Nasdaq SmallCap Market on August 5, 1998.

Number of shares of Common Stock outstanding on August 5, 1998: 3,448,802

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

The Issuer intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended May 31, 1998. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

================================================================================

Part I

     This Report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results" and elsewhere in this Report, that could cause actual results to differ materially from historical results or those currently anticipated. In this Report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


ITEM 1: DESCRIPTION OF BUSINESS

Overview

     Endogen, Inc. ("Endogen" or the "Company") was incorporated as a Massachusetts corporation on June 1, 1983 and commenced commercial operations in November 1985. In March 1993, Endogen became a publicly traded company upon the consummation of the merger of Diagnostics Holding Corp. ("Diagnostics") with and into Endogen, with Endogen being the surviving corporation. The shareholders of Diagnostics consisted of all of the former minority shareholders of Leeco Diagnostics, Inc., a company formerly traded on the NASD OTC Bulletin Board(SM).

     Endogen is a supplier of specialty reagents, immuno-assay test kits and molecular research products to customers involved in biomedical research, the biotechnology industry and pharmaceutical drug discovery. Endogen uses monoclonal antibody and recombinant DNA technology to develop and manufacture products in the field of cytokines, chemokines and related immune system factors, the chemical messengers which convey signals within the immune system.

     Endogen offers four major product lines: in vitro immuno-assay test kits used for the measurement of human cytokines, chemokines and related cell surface proteins in biological samples; in vitro immuno-assay test kits used for the measurement of mouse and other species cytokines, an important and growing area of biomedical research; messenger RNA ("mRNA") quantification assay kits for the measurement of gene expression of cytokine mRNAs; and specialty reagents, including monoclonal antibodies and recombinant proteins, which are used by the biomedical research community in the course of basic and applied research projects. Endogen's product lines provide researchers with tools for investigating the basic cellular mechanisms underlying the human immune system and its response to infection, AIDS, cancer and other diseases. Endogen's products are primarily developed through technology in-licensing agreements with leading medical institutions and pharmaceutical companies, followed by in-house product development, validation, manufacturing and quality control.

     Endogen's products are sold via catalog and direct selling throughout the United States and through distributors in approximately 40 other countries worldwide. During the fiscal years ended May 31, 1998, 1997 and 1996, approximately 52%, 46% and 56%, respectively, of the Company's sales were from the United States and approximately 48%, 54% and 44%, respectively, of the Company's sales were from foreign countries. Endogen has sold its products to over 1,200 organizations and institutions including pharmaceutical companies, biotechnology firms, universities and biomedical research labs worldwide.

The Market

     Biomedical researchers around the world need specialty research products like those developed and marketed by Endogen to conduct basic and applied research in cell biology and for novel drug discovery. This research is conducted in settings that range from government research institutions, university and medical school laboratories to pharmaceutical and biotechnology research and development groups.

     The market for life science research products includes specialty reagents as well as enzyme immuno-assay ("EIA") test kits and mRNA assay kits. Endogen's specialty reagents are used by customers as part of their general biomedical research. Endogen's EIA test kits are used by customers to streamline the laboratory research process by eliminating the need for customers to independently develop and validate methods for measuring cytokines, chemokines and related immune system factors in laboratory samples. Endogen's mRNA assay kits are used by customers to measure gene expression of cytokine mRNAs when investigating cellular behavior and processes.

     Cytokines and chemokines (hereafter, collectively "cytokines") are small, hormone-like, soluble proteins secreted by activated cells of the immune system which provide a mechanism for cell-to-cell signaling. Through their activities, cytokines coordinate and orchestrate the proper functioning of the immune system. These proteins typically are present in extremely small quantities in both the bloodstream and the cells by which they are produced. Cytokines are capable of exerting profound effects on the body even when present in concentrations of less than one nanogram per milliliter (a nanogram is one-billionth of a gram). Cytokines interact with specialized target receptors and stimulate a chain of secondary messengers inside the cell leading to a biological response. Such biological responses result from changes in both the molecular capabilities and behaviors of cells. For example, cytokines can activate cells to recognize and eliminate harmful bacteria and viruses. In addition, cytokines are instrumental in the body's defense against cancer, infectious diseases, including AIDS, and other life-threatening diseases.

     Cytokines are the subject of worldwide research efforts. To date, more than 50 molecules have been identified as cytokines and this number is expected to continue to grow as research in this field expands. Cytokines have played a role, not only in biomedical research, but in the emergence of the biotechnology industry where gene splicing is used to produce large quantities of a single protein for therapeutic use. Cytokines are also a central focus of novel drug discovery programs by pharmaceutical companies. Endogen believes that the products it provides to the life science research market are well-matched to the growing interest in the cytokine and cytokine-related field. There can be no assurance, however, that this field will continue to expand or that the Company's products will be successfully introduced into the marketplace. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results" herein.

Endogen's Products and Products Under Development

Specialty Research Reagents

     Endogen currently offers more than 360 specialty reagent products. These include recombinant DNA-derived cytokines, polyclonal and monoclonal antibodies. Such products are used by customers to investigate the biological responses evoked by immune system proteins. Applications for Endogen's research reagents include a variety of laboratory experiments involving live cell cultures, laboratory animal models and flow cytometry.

     In-licensing agreements for novel hybridoma cell lines which produce monoclonal antibodies provide a significant source of new specialty reagents. To develop and expand its licensing activities, Endogen establishes relationships with leading medical research institutions across the United States and overseas by attending scientific meetings and presenting scientific papers. The establishment of such relationships allows Endogen to identify new products and to support its existing products. There can be no assurance, however, that the Company will maintain these relationships or that these relationships will continue to facilitate the Company's development with respect to new and existing products.

In Vitro Immuno-Assay Test Kits

     Endogen currently markets 66 in vitro immuno-assay test kits. Thirty-seven of these kits measure human cytokines, chemokines and related biomolecules and the other twenty-nine kits measure mouse, rat and pig cytokines and related biomolecules. Most of Endogen's test kits are for laboratory research only, not for diagnostic or therapeutic use. One test kit acquired from T Cell Diagnostics, Inc. ("TCD") measures soluble IL2R and is approved for the diagnosis and monitoring of certain leukemias and lymphomas in Japan. In general, EIA kits are used by customers to precisely determine the level of a particular cytokine in serum, plasma or other biological samples. EIAs provide for more specific, reproducible and easier techniques for measuring biological factors. Prior to the development of EIAs, cytokines and other factors were measured using cell-based bioassays in which the cytokine level in a sample is estimated by observing the experimental sample's effect on cultured live cells, relative to a standard of known effect.

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

     Endogen believes that the discovery of new cytokines, coupled with ongoing research on the cellular and molecular role of cytokines in preventing and combating disease, will continue to increase demand for this product line. There is no assurance, however, that any of the reagents or test kits that are presently in the research and development phase can be developed, or if developed, successfully introduced into the marketplace. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results" herein.

Messenger RNA Quantification Assays

     On August 21, 1997, the Company entered into a Product Development and Marketing Agreement with Third Wave Technologies, Inc. ("Third Wave") of Madison, Wisconsin. Under the terms of this agreement, Endogen will fund certain research and development activities at Third Wave in exchange for certain exclusive, worldwide rights to sell and distribute to the life science research market mRNA quantification systems jointly developed by the two companies.

     Messenger RNA molecules convey genetic signals that are stored as DNA in the nucleus to the cell's protein synthesis system and link the genetic signals to the production of certain proteins that render all cellular functions. Detection and quantification of mRNA is widely used in biomedical research and drug discovery, and allows researchers to track gene expression patterns within cells or tissues. Messenger RNA is routinely studied when investigating cellular behavior and processes in such diseases as cancer, autoimmune disorders and infectious diseases, including AIDS. Analysis of mRNA is also used to screen new drug candidates and to pinpoint the precise action of promising compounds.

     Endogen's existing product lines consist primarily of EIA kits used to study signaling events outside the cell membrane. The products being developed under the agreement with Third Wave will allow researchers to study events occurring inside the cell itself in a way that is more rapid and cost effective than other approaches. Endogen's management believes that this novel platform may open up new areas of detection in cell biology research that are currently impractical with traditional methods, such as RT-PCR, RNA and northern blot analysis. In August 1998, the Company began to ship Xplore(TM) mRNA Assays to life science customers, the first mRNA assay kits to deliver rapid, sensitive and accurate measurement of gene expression. There is no assurance, however, that these kits can be successfully introduced into the marketplace or that any additional mRNA quantification kits presently in the research and development phase can be developed, or if developed, successfully introduced into the marketplace. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results" herein.

Products Under Development

     Endogen is currently developing additional antibodies, recombinant proteins and test kits for segments of the life science market. These programs are expected to result in further expansion of Endogen's existing product lines, including additional mRNA quantification assays and the introduction of new product lines. Kits for the measurement of novel biomolecules are currently in the prototype stage of development and several of these products are expected to reach the marketplace in fiscal 1999. There is no assurance, however, that any of the specialty reagents, test kit products or mRNA assays that are presently in the research and development phase can be developed, or if developed, be successfully introduced into the marketplace. Research and development expenditures totaled $1,688,372, $1,379,544 and $1,124,910 in fiscal years 1998,
1997 and 1996, respectively. Purchased in-process research and development expense related to the TCD asset purchase in March 1996 totaled $579,600. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results" herein.

Product Licensing

     Endogen obtains commercial rights to new technologies and new products for the life science research market through in-licensing. In-licensing generally provides Endogen with the raw materials for product development in a timely fashion, thereby reducing the product development cycle time and supporting in-house manufacturing capabilities. Through certain in-license agreements, Endogen has obtained cell lines for the production of monoclonal antibodies utilized in the majority of the Company's human and animal test kits. The antibodies are also sold as specialty reagents. These products, manufactured at Endogen, accounted for a substantial portion of revenues for fiscal 1998.

     Endogen's success will depend in part upon its ability to keep pace with evolving technologies and market demands for specialty biological products. Endogen is highly dependent on product licensing arrangements as a source for the basic components utilized in the development and manufacture of both human and animal product lines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results" herein.

Business Relationships

     Endogen has entered into a number of business relationships with commercial organizations, including the following: In 1988, Endogen entered into a distribution agreement with Funakoshi Co., Ltd. ("Funakoshi"). Under the terms of the agreement, subject to certain performance objectives, Endogen granted exclusive rights to Funakoshi to distribute products under the Endogen label in the Japanese market.

     In 1991, Endogen entered into a distribution and supply agreement with Biozol Diagnostica Vertrieb, GmbH ("Biozol") under which Biozol exclusively distributed Endogen's products to individual country distributors in certain European countries. Effective September 1, 1996, the agreement was amended so that Endogen could distribute its products directly to certain individual country distributors in Europe. Biozol continues as Endogen's exclusive distributor in Germany.

     In 1994, Endogen entered into a worldwide product supply and marketing agreement with Amersham International PLC ("Amersham") and initiated distribution of Endogen's mouse cytokine ELISA kits under the Amersham label. In September 1995, the agreement was broadened to include distribution of Endogen's human cytokine ELISA kits under the Amersham label. Amersham is a leader in the market for life science research products such as labeled compounds, antibodies and test kits for pharmaceutical research and drug discovery. Endogen continues to manufacture and market human and animal test kit product lines under its own label in addition to supplying Amersham.

     In 1996, Endogen entered into an asset purchase agreement with Cytokine Sciences, Inc. ("CSI"), a manufacturer and seller of cytokine specialty reagents and test kits. Under the terms of the agreement, Endogen acquired two novel product lines, including certain immuno-assays for rat cytokines.

     In 1996, Endogen entered into an agreement with T Cell Sciences, Inc. ("TCS") and TCD pursuant to which Endogen acquired substantially all of the assets and operating business of TCD, TCS's subsidiary, and certain assets of TCS, in exchange for a $2,002,978 convertible subordinated note (the "T Cell Note"), which was converted in February 1997 into 389,347 shares of Endogen common stock, a $452,153 short-term promissory note and $528,341 of cash. Endogen consolidated all manufacturing operations at the former TCD GMP manufacturing facility in Woburn, Massachusetts, and now markets a significant number of the research products formerly sold under the TCD name. Endogen also manufactures a diagnostic product, acquired from TCD, which is supplied under contract to Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") in Japan. Endogen further agreed to manufacture on a contract basis certain diagnostic products for TCS.

     In August 1997, the Company entered into a Product Development and Marketing Agreement with Third Wave pursuant to which Endogen will fund certain research and development activities at Third Wave in exchange for certain exclusive, worldwide rights to sell and distribute to the life science research market mRNA quantification systems jointly developed by the two companies. Funding payments, not to exceed $1,050,000 in total, will be made to Third Wave quarterly by the Company over a three year period beginning December 1, 1997. In connection with this agreement, the Company issued a warrant to Third Wave for the purchase of up to 125,000 shares of Endogen common stock at a price of $6.00 per share. The warrant vests ratably over three years from August 31, 1997 and expires on December 31, 2002.

Government Regulation

     Most of Endogen's products are marketed as "research use only" products and are not currently regulated by the U.S. Food and Drug Administration (the "FDA"). As a result of the acquisition of TCD's operating business, Endogen manufactures certain in vitro diagnostic products which are subject to regulation by the FDA. Consequently, the Company's manufacturing facility is regulated by the FDA under Good Manufacturing Practices regulations and is therefore subject to periodic site inspections. In the opinion of management, the costs associated with complying with these laws and regulations have not had and are currently not expected to have a material adverse effect upon the financial position of the Company.

     Endogen's laboratories and manufacturing operations are subject to regulation by a variety of other federal, state, and local governmental agencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results" herein.

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

     Endogen has obtained federal trademark registration for the Endogen name and mark in the United States. Trademark registration has also been obtained or is pending in various foreign countries. In addition, Endogen has applied for federal trademark registration for the Xplore name and mark in the United States.

     No assurance can be given that Endogen's products do not infringe upon patents or proprietary rights owned or claimed by others. Endogen has not been notified that its products infringe upon proprietary rights held by others; nor has it conducted patent infringement studies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results" herein.

Significant Customers

     Endogen's largest customers are Amersham, Funakoshi, Yamanouchi and Biozol. Amersham distributes certain of Endogen's test kits under the Amersham label, pursuant to a worldwide product supply and marketing agreement with Endogen. Endogen sells its products to Funakoshi for distribution in Japan under the terms of a distribution agreement. In 1996, Endogen acquired a diagnostic product in connection with the acquisition of TCD which is manufactured under an agreement with Yamanouchi for sale in the Japanese diagnostic market. Endogen sells its products to Biozol pursuant to the terms of their distribution and supply agreement for German distribution. Biozol's parent corporation, Biomedica GmbH, currently owns approximately 3.7% of the outstanding capital stock of Endogen. See "BUSINESS -- Business Relationships" herein.

Export Sales

     During the fiscal years ended May 31, 1998, 1997 and 1996, approximately 48%, 54% and 44%, respectively, of the Company's sales were from foreign countries. Sales to Europe accounted for approximately 24%, 34% and 28% of sales in fiscal years 1998, 1997 and 1996, respectively. The decrease in fiscal 1998 is attributable primarily to a decrease in sales to one major private label customer. The increase in fiscal 1997 over fiscal 1996 is related primarily to the addition of new products sold under the Endogen name or under private label.

     Sales to Japan and the Far East accounted for 21%, 17% and 13% of Endogen's sales for the fiscal years 1998, 1997 and 1996, respectively. The increases in fiscal years 1998 and 1997 were related primarily to the addition of new products sold under the Endogen name and sales growth of products under private label.

Seasonality of Business

     Endogen's customers include university-based research centers and hospital laboratories whose operations follow the academic calendar. Sales levels worldwide are often lower in the summer months and during the winter holidays in December and January. Accordingly, the first and third quarters of Endogen's fiscal year, which runs from June through August and December through February, respectively, tend to be the weakest quarters of Endogen's fiscal year, although Endogen cannot predict whether this tendency will continue.

Competition

     The life science research market for cytokine and chemokine specialty research products is very competitive and is supplied by a number of established biomedical products manufacturers located in the United States, Europe and Japan, including without limitation, Techne Corporation, BioSource International, CN Biosciences, Inc., PharMingen, a subsidiary of Becton, Dickinson and Company, and others. Many of Endogen's competitors continue to develop additional products for this market.

     Competition in Endogen's markets is intense and involves changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. To maintain and improve its competitive position, Endogen must continue to develop and introduce, on a timely and cost-effective basis, new products, features and services that keep pace with the evolving needs of its customers. The principal competitive factors affecting the market for the Company's test kits and specialty reagents are product reputation, quality, performance, price, customer support and product features, such as accuracy, sensitivity and ease of use.

     Many of Endogen's competitors have substantially greater financial, research and development, manufacturing, marketing, customer support, distribution and human resources than Endogen. Consequently, Endogen expects the continuation of intensive competition in the life science research market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results" herein.

Employees

     Endogen had a total of 76 employees as of May 31, 1998, 72 of which were full-time employees. Endogen recognizes that its future success depends in part on its ability to recruit and retain talented and trained scientific and commercial personnel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results" herein. Endogen believes that it has generally been successful in hiring and retaining such personnel, but there can be no assurance that such success will continue.

     None of Endogen's employees are represented by a labor union, and Endogen considers its relations with its employees to be excellent.

ITEM 2: DESCRIPTION OF PROPERTY

     Endogen leases but does not own real property. On August 1, 1996, Endogen entered into a three-year lease agreement for approximately 12,000 square feet of office and laboratory space at 30 Commerce Way, Woburn, Massachusetts which expires in October 1999. Subsequently, Endogen retrofitted this space to house its executive offices and laboratory facilities. Rent payments totaled approximately $103,000 for the year ending May 31, 1998. Annual rent payments for each of the remaining years under the lease will average approximately $103,000 per year, payable in monthly installments.

     Endogen's sales support offices, manufacturing and quality control operations currently occupy approximately 27,000 square feet located at 6 and 8 Gill Street, Woburn, Massachusetts pursuant to a lease, acquired through the TCD acquisition, which expires in October 1999. Rent payments at this facility totaled approximately $263,000 for the year ending May 31, 1998. Annual rent payments for each of the remaining years under the lease will average approximately $287,000, payable in monthly installments.

     In connection with the acquisition of TCD in 1996, Endogen consolidated all operations formerly located at 640 Memorial Drive, Cambridge, Massachusetts to Woburn, Massachusetts. On May 31, 1996, Endogen entered into a lease termination agreement with Massachusetts Institute of Technology ("MIT") covering the approximately 21,000 square feet located at 640 Memorial Drive, Cambridge, Massachusetts. Endogen has been released from all commitments under the Cambridge lease and, in addition, is being reimbursed approximately $354,000 by MIT for undepreciated leasehold improvements over a 33-month period. During the fiscal year ended May 31, 1998, MIT reimbursed approximately $129,000 under this agreement.

     The Company believes its present facilities are in good condition and are adequate to meet current needs.



ITEM 3: LEGAL PROCEEDINGS

     Endogen is not a party to and none of its property is subject to any material pending legal proceedings.



ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter of the Company's fiscal 1998.

Part II



ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market (the "Nasdaq SmallCap Market") under the symbol: "ENDG" and on The Boston Stock Exchange under the symbol: "EDG". The following table sets forth the range of quarterly high and low sales price information for the Common Stock as reported by the Nasdaq SmallCap Market.

                                              High     Low
--------------------------------------------------------------------------------

FISCAL 1997
First Quarter.............................    5-1/8     3-1/8
Second Quarter............................    5-1/4     3-7/8
Third Quarter.............................    6-1/2     3-7/8
Fourth Quarter............................    6-1/4     3-7/8
FISCAL 1998
First Quarter.............................    4-5/8     3-1/8
Second Quarter............................    6         3-3/8
Third Quarter.............................    4-1/4     3-1/2
Fourth Quarter............................    4-11/16   3-11/16

     As of August 5, 1998, there were approximately 350 shareholders of record. The Company believes that shares of the Company's Common Stock held in bank, money management, institution and brokerage house "nominee" names may account for at least an estimated 1,200 additional beneficial holders.

     The Company has never paid cash dividends on its Common Stock and has no present intention to pay cash dividends in the future. The Company intends to retain any future earnings to finance the growth of the Company.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes forward-looking statements, including, but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives, and actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described below. See "Factors That May Affect Future Results" herein.

Results of Operations

     As an aid to understanding Endogen's operating results, the following table shows each item from the statement of operations expressed as a percentage of revenues.

PERCENTAGE OF REVENUES
                                                                            Fiscal year ended May 31,
                                                                   -------------------------------------------
                                                                     1996             1997              1998
---------------------------------------------------------------------------------------------------------------------------
Revenues......................................................      100.0%           100.0%            100.0%
Costs and expenses:
  Cost of revenues............................................       37.3%            35.1%             37.4%
  Selling, general, and administrative........................       47.3%            42.8%             40.7%
  Research and development....................................       17.0%            14.4%             16.8%
  Purchased in-process R&D....................................        8.8%             --                --
                                                                   -------------------------------------------
Income (loss) from operations.................................      (10.4%)            7.7%              5.1%
  Interest income (expense) net...............................       (0.2%)           (1.5%)            (0.1%)
                                                                   -------------------------------------------
Income (loss) before income taxes.............................      (10.6%)            6.2%              5.0%
  Provision (benefit) for income taxes........................        --              (4.0%)             0.4%
                                                                    -----------------------------------------
Net income (loss).............................................      (10.6%)           10.2%              4.6%
                                                                    =========================================


Year Ended May 31, 1998 Compared to Year Ended May 31, 1997
-----------------------------------------------------------

Revenues

     Total revenues for fiscal 1998 were $10,033,451, an increase of $444,150 or 5% from fiscal 1997 revenues of $9,589,301. Domestic and international sales of Endogen branded products increased 12% during fiscal 1998. This growth was due primarily to increased sales volume from existing Endogen product lines, new product introductions and an expansion of the international distribution network. Private label sales, however, decreased 15% during fiscal 1998. This decline was attributable primarily to a decrease in sales to one major private label customer.

Cost of Revenues

     Cost of revenues was $3,751,425 and $3,365,387 for fiscal years 1998 and 1997, respectively, reflecting an increase of $386,038, or 11%, between years. Cost of revenues as a percentage of revenues was 37% in fiscal 1998, up from 35% in fiscal 1997. The fiscal 1998 percentage was higher due in part to changes in the mix of products sold, a full year's impact of an increase in the number of full-time employees occurring in late fiscal 1997 as a result of the Company's growth, higher fixed overhead costs and additional royalty related expenses.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $4,084,488 and $4,107,263 in fiscal years 1998 and 1997, respectively. Selling, general and administrative expenses decreased by $22,775, from fiscal 1997 to fiscal 1998. The decrease was due primarily to careful expense control, including a decline in professional fees and consulting expenses incurred in fiscal 1998 and the timing of certain advertising and promotion costs offset in part by higher overhead costs. Selling, general and administrative expenses were 41% as a percentage of revenue for fiscal 1998 versus 43% for fiscal 1997.

Research and Development Expenses

     Research and development expenses increased by $308,828, or 22%, to $1,688,372 in fiscal 1998 from $1,379,544 in fiscal 1997. In August 1997, the
Company entered into a Product Development and Marketing Agreement with Third Wave for the joint development of a new line of products which quantitatively measure levels of mRNA. A significant portion of the increase in research and development expenditure relates to investment in the mRNA program. Research and development expenses as a percentage of revenues increased from 14% of revenues in fiscal 1997 to 17% of revenues in fiscal 1998. Endogen plans to continue to spend heavily on product development for new products and to upgrade existing products in the coming fiscal year.

Interest Income and Interest Expense

     Net interest expense was $13,512 for fiscal 1998 compared with net interest expense of $142,512 for fiscal 1997, a decrease of $129,000. Interest expense for fiscal 1997 primarily reflects interest incurred on the T Cell Note. The T Cell Note was converted into shares of the Company's common stock in February 1997. In addition, interest expense decreased in fiscal 1998 versus fiscal 1997 as a result of the reduction in average outstanding borrowings under other notes payable and capital lease obligations.

Income Taxes

     For fiscal 1998, the Company recorded a provision for income taxes of $38,000, consisting of a current provision of $166,000 and a deferred benefit of $128,000, in the fourth quarter of fiscal 1998, $69,000 of which represented a reduction in the beginning of the year valuation allowance for deferred tax assets based on management's expected realization of such assets. In establishing the valuation allowance, management considers positive factors, including positive earnings in the current and recent fiscal years (excluding fiscal 1996 which reflects acquisition and integration related expenses incurred in connection with the TCD transaction) and negative factors, including the competitive nature of the industry and stage of the Company's growth. Based on these factors, primarily positive earnings, the Company reversed $69,000 of the valuation allowance in the fourth quarter of fiscal 1998. At May 31, 1998, management believes, that based on the weight of available evidence, it is more likely than not that the Company will not realize all the benefits from its net deferred tax asset, and accordingly, has recorded a valuation allowance of $50,000 against the net deferred tax asset at May 31, 1998. Management continues to assess the realizability of the net deferred tax asset on an ongoing basis, and believes that it is reasonably possible that an additional portion of the valuation allowance will be reduced in the near term.

Year Ended May 31, 1997 Compared to Year Ended May 31, 1996
-----------------------------------------------------------

Revenues

     Total revenues for fiscal 1997 increased by $2,967,140, or 45%, to $9,589,301 from $6,622,161 in fiscal 1996. Revenues increased primarily because of growth in U.S. direct sales, expansion of Endogen's international business through both its distribution network and its relationships with OEM customers, the contribution of TCD product revenues for the entire fiscal year and the introduction of new products.

Cost of Revenues

     Cost of revenues was $3,365,387 and $2,476,997 for fiscal years 1997 and 1996, respectively, reflecting an increase of $888,390, or 36%, between fiscal years. The increase in fiscal 1997 reflects the Company's significant growth in sales volumes during the year. Cost of revenues as a percentage of revenues was 35% in fiscal 1997, down from 37% in fiscal 1996. The fiscal 1996 percentage was higher due to the charge to cost of revenues of finished goods acquired from TCD under purchase accounting rules and sold during the fiscal fourth quarter.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $4,107,263 and $3,130,629 in fiscal years 1997 and 1996, respectively. This represents an increase of $976,634, or 31%, in fiscal 1997 as compared to fiscal 1996. Approximately $437,000 of the increase is attributable to expanded sales and marketing activities in fiscal 1997 as the Company grew its domestic sales force and augmented its marketing support worldwide. The remainder of the selling, general and administrative expense increase reflects higher administrative costs associated with the assimilation of the TCD acquisition, the consolidation of operations in Woburn, Massachusetts and increases in the number of administrative employees to support the Company's growth during fiscal 1997. As a percentage of revenues, selling, general and administrative expenses declined to 43% from 47% in fiscal 1996 as a direct result of the growth of Endogen's business and careful cost controls.

Research and Development Expenses

     Research and development expenses were $1,379,544 in fiscal 1997, up from $1,124,910 in fiscal 1996, an increase of $254,634. The Company's 1997 spending on R&D, which increased 23% from fiscal 1996, reflects the continued commitment to invest in the development of new products. However, R&D spending as a percentage of revenues decreased from 17% of revenues in fiscal 1996 to 14% of revenues in fiscal 1997 as a direct result of the growth of Endogen's business. In the fourth quarter of fiscal 1996, the Company recognized an additional charge of $579,600 for purchased in-process R&D in connection with the TCD acquisition.

Interest Income and Interest Expense

     In fiscal 1997, net interest expense was $142,512 compared to net interest expense of $10,564 in fiscal 1996, an increase of $131,948. The increase in net interest expense is due primarily to the T Cell Note and borrowings under a term loan with a bank. In February 1997, TCD exercised its right to convert the T Cell Note into 389,347 shares of the Company's common stock at a conversion price equal to $4.63 per share.

Income Taxes

     For fiscal 1997, the Company recorded an income tax benefit of $381,000, consisting of a current provision of $87,000 and a deferred benefit of $468,000, in the fourth quarter of fiscal 1997, $373,000 of which represented a reduction in the beginning of the year valuation allowance for deferred tax assets based on management's expected realization of such assets. In establishing the valuation allowance, management considers positive factors, including positive earnings in the current and recent fiscal years (excluding fiscal 1996 which reflects acquisition and integration related expenses incurred in connection with the TCD transaction) and negative factors, including the competitive nature of the industry and stage of the Company's growth. Based on these factors, primarily positive earnings, the Company reversed $373,000 of the valuation allowance in the fourth quarter of fiscal 1997. At May 31, 1997, based on the weight of available evidence that it was more likely than not that the Company would not realize all the benefits from its net deferred tax asset, management recorded a valuation allowance of $119,000 against the net deferred tax asset. The Company did not have a provision for income taxes for fiscal 1996.

Liquidity and Capital Resources

     The substantial growth of Endogen's business during fiscal years 1997 and 1998 has led to increased liquidity requirements to fund working capital needs and capital expenditures. This includes financing inventories and accounts receivable to support the Company's growing operations, as well as purchases of new laboratory and manufacturing equipment and leasehold improvements to support new product development. In addition, in connection with its Product Development and Marketing Agreement with Third Wave, the Company is obligated to make funding payments, not to exceed $1,050,000 in total, to Third Wave in quarterly installments over a three year period beginning December 1, 1997.

     At May 31, 1998, 1997 and 1996, Endogen's cash and cash equivalents position was $1,175,490, $334,050 and $763,739, respectively. Endogen has financed its liquidity needs primarily through cash from operations, a working capital line of credit with a bank and term loans payable with a bank. At May 31, 1998, the Company had $850,000 available under a working capital line of credit with a bank. The interest rate on the line was 1.0% above the bank's prime rate. On August 26, 1998 the $850,000 line of credit agreement expired. The Company is currently negotiating with this same bank to extend the term of the line of credit and believes that it will acquire a line of credit on substantially the same terms.

Cash Flows from Operating Activities.

   Net cash provided by operations during fiscal 1998 was $1,071,207. In fiscal 1998, net cash provided by operating activities consisted primarily of depreciation and amortization of $875,585, net income of $457,654 and a decrease in accounts receivable of $238,477. This was offset by deferred income taxes of $128,000, an increase in inventories of $23,695, an increase in prepaid expenses and other assets of $124,496, an increase in intangible assets of $20,219, and a decrease in accounts payable and accrued expenses of $204,099.

     Net cash provided by operations in fiscal 1997 was $793,584. In fiscal 1997, net cash provided by operating activities consisted primarily of depreciation and amortization of $723,074, net income of $975,595, a decrease of $127,913 in prepaid expenses and other assets and an increase by $166,601 of accounts payable and accrued expenses. This was offset by deferred income taxes of $468,000, an increase in accounts receivable of $183,561, an increase in inventories of $527,538, and an increase in intangible assets of $20,500.

     Net cash provided by operations in fiscal 1996 was $732,855. In fiscal 1996, net cash provided by operating activities consisted primarily of depreciation and amortization of $492,191, loss on disposal of fixed assets of $50,944, purchased in-process research and development of $579,600, decrease in inventories of $251,422, decrease in prepaid expenses and other assets of $149,393 and an increase in accounts payable and accrued expenses of $244,538. This was offset by a net loss of $700,539, an increase in accounts receivable of $258,360 and an increase in intangible assets of $76,334.

Cash Flows from Investing Activities.

     The Company's investing activities used cash of $385,156 in fiscal 1998, consisting of the purchase of $112,422 in new R&D equipment, $62,449 in new manufacturing equipment, $127,515 in computer equipment and software and an investment of $82,770 in leasehold improvements.

     The Company's investing activities used cash of $979,450 in fiscal 1997 which primarily reflects the purchase of $71,233 in new R&D and production equipment, $220,978 in computer and office equipment and an investment of $687,239 in leasehold improvements for new R&D laboratories and office space at 30 Commerce Way, Woburn, Massachusetts.

     The Company's investing activities in fiscal 1996 used cash of $1,676,038, representing the acquisition of fixed assets totaling $346,033, cash for the purchase of CSI totaling $100,000 and cash for the purchase of TCD totaling $1,230,005.

Cash Flows from Financing Activities.

     Net cash provided from financing activities in fiscal 1998 was $155,389. During fiscal 1998 cash provided by financing activities consisted of proceeds of $200,965 from borrowings under a term loan used to finance equipment purchases and $106,501 from the issuance of common stock, which was offset by cash used to decrease borrowings by $152,077.

     Net cash used for financing activities in fiscal 1997 was $243,823. During fiscal 1997 cash provided by financing activities consisted of proceeds of $153,916 from the issuance of common stock, which was offset by cash used to decrease borrowings by $397,739.

     Net cash provided from financing activities in fiscal 1996 was $402,963. During fiscal 1996 cash provided by financing activities consisted of proceeds of $200,000 from borrowings under a line of credit used to finance equipment purchases and $307,212 from the issuance of common stock, which was offset by cash used to decrease borrowings by $104,249.

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

     Based on management's current projections, Endogen believes that its financial resources and cash flow from operations will be sufficient to finance the Company's current and planned operations through fiscal 1999. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, if at all.

     The foregoing statements contain forward-looking statements which involve risks and uncertainties. The Company's actual experience may differ materially from that discussed above.

Inflation and Changing Prices

     The Company believes that inflation has not had a material effect on its operations or on its financial condition.

Foreign Currency Transactions

     Substantially all of Endogen's revenues generated outside of the United States are negotiated, invoiced and paid in U.S. dollars. Consequently, there have been no gains or losses to date on foreign currency transactions.

Factors That May Affect Future Results

     The Company's future business, operating results and financial condition are subject to various risks and uncertainties, including those described below.

Capital Requirements.

     In the future Endogen may need to raise substantial additional funds through equity or debt financings, research and development financings, collaborative relationships or otherwise. Endogen may seek to raise funds whenever conditions are favorable, even if the Company does not have an immediate need for additional capital at that time. Conversely, Endogen may have an immediate need for capital at times when conditions are unfavorable. There can be no assurance that any such additional funding will be available to Endogen or, if available, that it will be on reasonable terms. Any such additional funding may result in significant dilution to existing shareholders. If adequate funds are not available, Endogen may be required to significantly curtail its operations or obtain funds through arrangements with collaborative partners that may require Endogen to relinquish certain material rights to its products.

Risks Related to Growth through Alliances and Acquisition.

     The Company's strategy is to continue its internal growth and to pursue additional acquisitions of, or relationships with, other companies as strategic opportunities arise in the life science industry and related industries. As a result, the Company is subject to certain growth-related risks, including the risk that it will be unable to retain personnel or acquire other resources necessary to adequately accommodate such growth. There can be no assurance that any suitable opportunities for future strategic acquisitions or relationships will arise or, if they do arise, that the transactions contemplated thereby could be completed. There can be no assurance that the Company will be able to integrate effectively the businesses that it has acquired or those that it may acquire in the future. In addition, such transactions are subject to various risks generally associated with the acquisition of businesses, including the financial impact of expenses associated with the integration of businesses and the diversion of management resources. There can be no assurance that any recent or future acquisition or other strategic relationship will not have an adverse impact on the Company's business or results of operations. If suitable opportunities arise in the future, the Company anticipates that it would finance such transactions, as well as its internal growth, through working capital or, in certain instances, through additional debt or equity financing. There can be no assurance, however, that such debt or equity financing would be available to the Company on acceptable terms when, and if, suitable strategic opportunities arise.

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

Dependence on Technology Licensing.

     Endogen is highly dependent on technology and product licensing arrangements as a principal source for the basic components used in the development and manufacture of its products. Endogen expects to continue to need licenses to proprietary cell lines, patents or other proprietary rights of third parties. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to Endogen, if at all. In addition, certain of Endogen's technology and product licenses have been obtained under non-exclusive terms. No assurances can be given that such technologies or products will not be licensed or commercialized by competitors and marketed to Endogen's customers. See "BUSINESS -- Product Licensing" herein.

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

Government Regulation.

     Endogen's research and development programs, as well as its manufacturing and marketing operations, are subject to regulation by numerous governmental authorities in the United States and other countries. Certain of Endogen's products are subject to governmental regulation for continued commercial sale. The manufacturing and marketing of additional products in the future for diagnostic use would be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities.

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

International Operations.

     The percentage of revenues from international sales were 48%, 54% and 44% in fiscal years 1998, 1997 and 1996, respectively. Endogen believes that international sales will continue to represent a significant portion of its business. Endogen's international business and financial performance may be adversely affected by such matters as fluctuations in exchange rates, tariff regulations and difficulties in obtaining export licenses. In addition, Endogen's business may be adversely affected by lower sales levels that typically occur during the summer months and winter holidays in Europe and other parts of the world.

Year 2000

   The Company recognizes that it must ensure that its services and operations will not be adversely affected by Year 2000 software failures (the "Year 2000 issue") which can arise in time-sensitive software applications with two-year digits to define the applicable year. In such applications, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000. The Company is in the process of upgrading many of its business and computer operating systems with software which, when upgraded, will be Year 2000 compatible. The Company is planning to complete all necessary Year 2000 upgrades of its major systems and is currently identifying and developing conversion strategies for its remaining systems that may be impacted by the Year 2000 issue. The Company currently does not believe the cost of such actions will have a material effect on the Company's financial condition or results of operations. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have a material adverse effect on future results of operations. In addition, there can be no assurances that the Company's customers and suppliers will not be adversely affected by their own Year 2000 issues, which may indirectly adversely and materially affect the Company.

ITEM 7: FINANCIAL STATEMENTS

     The Company's financial statements and related auditors report are presented on pages F-1 through F-19. The financial statements filed in this Item 7 are as follows:

                                                                                                              Pages
         Report of Independent Accountants                                                                     F-2

         Balance Sheet at May 31, 1997 and May 31, 1998.                                                       F-3

         Statement of Operations for the three years ended May 31, 1998.                                       F-4

         Statement of Changes in Stockholders' Equity for the three years ended May 31, 1998.                  F-5

         Statement of Cash Flows for the three years ended May 31, 1998.                                       F-6

         Notes to Financial Statements.                                                                        F-7



ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

Part III



ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended May 31, 1998 under the headings "Election of Directors," "Occupations of Directors and Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance."



ITEM 10: EXECUTIVE COMPENSATION

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended May 31, 1998, under the heading "Compensation and Other Information Concerning Directors and Officers."



ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended May 31, 1998, under the heading "Management and Principal Stockholders."



ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended May 31, 1998, under the heading "Certain Relationships and Related Transactions."

ITEM 13: EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits.

                             Description of Exhibits
                             -----------------------
Exhibit Number

3.1 Restated Articles of Organization of Endogen, Inc., as amended (previously filed as Exhibit 3.1 to the Company's Form 10-QSB for the quarter ended November 30, 1996 and incorporated herein by reference).

3.2 By-laws of Endogen, Inc., as amended on September 5, 1997 (previously filed as Exhibit 3.1 to the Company's Form 10-QSB for the quarter ended August 31, 1997 and incorporated herein by reference).

4.1 Restated Articles of Organization of Endogen, Inc., as amended filed as Exhibit 3.1.

4.2          By-laws of Endogen, Inc., as amended on September 5, 1997 filed as
             Exhibit 3.2.

4.3          Specimen Certificate representing the Common Stock of Endogen, Inc.
             (filed as Exhibit 1.1 to the Company's Registration Statement No. 0-21354 on Form 8-A dated March 11, 1993 and incorporated herein by reference).

[dag]10.1    Endogen 1992 Stock Plan, as amended (previously filed as Exhibit
             4.1 to the Company's Registration Statement No. 333-58985 on Form
             S-8 filed on July 13, 1998 and incorporated herein by reference).

[dag]10.2    1993 Non-Employee Director Stock Option Plan, as amended.*

10.3 License Agreement dated as of December 1, 1990, as amended on September 3, 1991, and September 2, 1992, between Endogen and Schering Corporation (previously filed as Exhibit 10.11 to the Company's Registration Statement No. 33-54430 on Form S-4 filed on November 10, 1992 and incorporated herein by reference).

10.4 License Agreement dated November 15, 1992 between Endogen and Syntex (U.S.A.) Inc.*

10.5         Agreement dated February 10, 1993 between Endogen and Schering
             Corporation.*

10.6 Amendments to Agreement dated February 10, 1993 between Endogen and Schering Corporation dated September 22, 1993 and May 9, 1994 (previously filed as Exhibit 10.39 to the Company's Form 10-K for the fiscal year ended May 31, 1994 and incorporated herein by reference).

10.7         Distribution Agreement dated November 1, 1994 between Endogen, Inc.
             and Amersham International PLC. (Filed without schedules) (previously filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended February 28, 1995 and incorporated herein by reference).

10.8 Asset Purchase Agreement dated as of March 4, 1996 by and among Endogen, Inc., T Cell Diagnostics, Inc. and T Cell Sciences, Inc. (previously filed as Exhibit 2.1 to the Company's Form 8-K filed on March 4, 1996 and incorporated herein by reference).

10.9 Lease Termination Agreement dated as of May 31, 1996 between Endogen, Inc. and Massachusetts Institute of Technology (previously filed as Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).

10.10 Lease dated July 29, 1996 between Endogen, Inc. and Landman Omnibus XI Limited Partnership (previously filed as Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).

10.11 Loan and Security Agreement dated August 28, 1996 between Endogen, Inc. and Silicon Valley Bank (previously filed as Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).

10.12 $850,000 Revolving Promissory Note dated August 28, 1996 of Endogen, Inc. to Silicon Valley Bank (previously filed as Exhibit
             10.26 to the Company's Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).

10.13 $400,000 Term Promissory dated August 28, 1996 of Endogen, Inc. to Silicon Valley Bank (previously filed as Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).

10.14 Commercial Lease dated October 13, 1994, as amended, between Cummings Properties Management, Inc. and T Cell Diagnostics, Inc. (previously filed as Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).

10.15 Lease Assignment dated March 4, 1996 between T Cell Diagnostics, Inc. and Endogen, Inc. (previously filed as Exhibit 10.29 to the Company's Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).

10.16 Employment Agreement dated as of December 4, 1996 between Avery W. Catlin and Endogen, Inc. (previously filed as Exhibit 10.28 to the Company's Form 10-KSB for the fiscal year ended May 31, 1997 and incorporated herein by reference).

10.17 Product Development and Marketing Agreement dated August 21, 1997 by and among Endogen, Inc. and Third Wave Technologies, Inc. (previously filed as Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended August 31, 1997 and incorporated herein by reference).

10.18 Second Loan Modification Agreement dated as of August 27, 1997 between Endogen, Inc. and Silicon Valley Bank (previously filed as Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended November 30, 1997 and incorporated herein by reference).

10.19 Equipment Line Promissory Note dated October 8, 1997 of Endogen, Inc. to Silicon Valley Bank (previously filed as Exhibit 10.2 to the Company's Form 10-QSB for the quarter ended November 30, 1997 and incorporated herein by reference).

10.20 Distribution Agreement by and between Endogen, Inc. and Yamanouchi Pharmaceutical Co., Ltd dated April 8, 1998.*+

10.21 Secured Promissory Note by and between Endogen, Inc. and Owen A. Dempsey dated October 27, 1997 and amended January 22, 1998.*

10.22 Pledge Agreement by and between Endogen, Inc. and Owen A. Dempsey dated October 27, 1997.*

10.23 Promissory Note by and between Endogen, Inc. and Owen A. Dempsey dated December 9, 1997.*

10.24 Loan Modification Agreement dated as of May 7, 1997, by and between Silicon Valley Bank and Endogen, Inc.*

11.1     Statement re: Computation of earnings per share.*

21.1     List of Subsidiaries.*

23.1     Consent of Independent Accountants.*

27.1     Financial Data Schedule.*

27.2     Restated Financial Data Schedule.*

27.3     Restated Financial Data Schedule.*

----------------------------

 *      Filed herewith.

[dag] Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

+ Confidential Treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(b) Reports on Form 8-K.
    No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woburn, Commonwealth of Massachusetts, on the 27th day of August, 1998.

                                           ENDOGEN, INC.

                                           By:  /s/ Owen A. Dempsey
                                           -------------------------------
                                           Owen A. Dempsey
                                           President and Chief Executive Officer



     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             Signature                                                Title                                    Date
---------------------------------------------------------------------------------------------------------------------------
/s/ Owen A. Dempsey                                 President, Chief
-------------------------------------------------   Executive Officer and Director                       August 27, 1998
    Owen A. Dempsey                                 (Principal Executive Officer)



/s/ Wallace G. Dempsey                              Director                                             August 24, 1998
-------------------------------------------------
    Wallace G. Dempsey


/s/ Irwin J. Gruverman                              Director                                             August 27, 1998
-------------------------------------------------
    Irwin J. Gruverman


/s/ Wolfgang Woloszczuk                             Director                                             August 25, 1998
-------------------------------------------------
    Wolfgang Woloszczuk, Ph.D.


/s/ Charles R. Burke                                Director                                             August 27, 1998
-------------------------------------------------
    Charles R. Burke, Ph.D.


/s/ Avery W. Catlin                                 Vice President, Operations and Finance,              August 24, 1998
--------------------------------------------------  Chief Financial Officer (Principal
    Avery W. Catlin                                 Financial and Accounting Officer)


Index to Financial Statements

                                                                                                               Page
Report of Independent Accountants.........................................................................      F-2
Balance Sheet at May 31, 1997 and 1998....................................................................      F-3
Statement of Operations for the three years ended May 31, 1998............................................      F-4
Statement of Changes in Stockholders' Equity for the three years ended May 31, 1998.......................      F-5
Statement of Cash Flows for the three years ended May 31, 1998............................................      F-6
Notes to Financial Statements.............................................................................      F-7

Report of Independent Accountants



To the Board of Directors and
Stockholders of Endogen, Inc.

In our opinion, the accompanying financial statements listed in the Index on page F-1 present fairly, in all material respects, the financial position of Endogen, Inc. at May 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
July 9, 1998

Balance Sheet

                                                                                                            May 31,
                                                                                            -------------------------------
                                                                                                   1997              1998
---------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents.............................................................        $  334,050       $1,175,490
  Accounts receivable, net of allowance for doubtful accounts and returns of
   $50,000 at May 31, 1997 and 1998.....................................................         1,612,908        1,374,431
  Inventories...........................................................................         1,817,440        1,841,135
  Prepaid expenses and other current assets.............................................           221,862          449,633
  Deferred income taxes.................................................................           188,000          151,000
                                                                                               -----------     ------------

      Total current assets..............................................................         4,174,260        4,991,689
                                                                                                ----------       ----------

Fixed assets, net.......................................................................         2,327,550        2,020,063
Intangible assets, net..................................................................           395,730          299,907
Deferred income taxes...................................................................           280,000          445,000
Other assets............................................................................           300,213          163,662
                                                                                              ------------     ------------

                                                                                                $7,477,753       $7,920,321
                                                                                              ============     ============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of term notes payable - bank..........................................         $ 140,966        $ 200,322
  Current portion of capital lease obligations..........................................             5,528            6,917
  Accounts payable and accrued expenses.................................................         1,292,939        1,088,840
                                                                                               -----------      -----------

      Total current liabilities.........................................................         1,439,433        1,296,079
                                                                                               -----------      -----------

Term notes payable - bank...............................................................           200,000          195,061
Capital lease obligations...............................................................            14,776            7,858
                                                                                             -------------     ------------

                                                                                                   214,776          202,919
                                                                                              ------------     ------------

Commitments (Note 12)

Stockholders' equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 3,416,319 and
  3,442,802 shares issued and outstanding at May 31, 1997 and 1998, respectively........            34,162           34,428
Additional paid-in capital..............................................................         6,101,667        6,342,402
Deferred compensation...................................................................                --         (100,876)
Retained earnings (deficit).............................................................          (312,285)         145,369
                                                                                              -------------    ------------

      Total stockholders' equity........................................................         5,823,544        6,421,323
                                                                                              -------------    ------------

                                                                                                $7,477,753       $7,920,321
                                                                                               ===========     ============

The accompanying notes are an integral part of these financial statements.

Statement of Operations

                                                                                              Year ended May 31,
                                                                            -----------------------------------------------
                                                                                  1996            1997             1998
---------------------------------------------------------------------------------------------------------------------------
REVENUE

  Product sales...........................................................    $6,622,161        $9,589,301      $10,033,451

COSTS AND EXPENSES

  Cost of revenues........................................................     2,476,997         3,365,387        3,751,425
  Selling, general and administrative.....................................     3,130,629         4,107,263        4,084,488
  Research and development................................................     1,124,910         1,379,544        1,688,372
  Purchased in-process research and development...........................       579,600                --               --
                                                                             -----------    --------------   --------------

                                                                               7,312,136         8,852,194        9,524,285
                                                                             -----------    --------------   --------------

  Income (loss) from operations...........................................      (689,975)          737,107          509,166

Interest expense, net.....................................................        10,564           142,512           13,512
                                                                             -----------    --------------   --------------

  Income (loss) before income taxes.......................................      (700,539)          594,595          495,654

Income tax provision (benefit)............................................            --          (381,000)          38,000
                                                                             -----------    --------------   --------------

Net income (loss).........................................................   $  (700,539)      $   975,595      $   457,654
                                                                             ===========    ==============   ==============


Basic earnings (loss) per share...........................................   $      (.25)      $       .32      $       .13
                                                                             ============   ==============   ===============

Diluted earnings (loss) per share.........................................   $      (.25)      $       .29      $       .13
                                                                             ============   ==============   ===============

Shares used in computing:
  Basic earnings (loss) per share.........................................     2,835,697         3,095,262        3,432,590
                                                                             ============   ==============   ===============

  Diluted earnings (loss) per share.......................................     2,835,697         3,394,662        3,626,311
                                                                             ============   ==============   ===============


The accompanying notes are an integral part of these financial statements.

Statement of Changes in Stockholders' Equity

                                            Number of               Additional                       Retained        Total
                                           shares of         Par       paid-in       Deferred        earnings     stockholders'
                                         common stock       value      capital     compensation      (deficit)       equity
---------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1995.................   2,711,561     $27,116    $3,741,999     $        --      $(587,341)     $3,181,774

Sale of common stock pursuant
  to exercise of stock options..........     210,079       2,100       305,112              --             --         307,212

Common stock issued pursuant
  to acquisitions.......................      27,706         277       102,629              --             --         102,906

Net loss................................          --          --            --              --       (700,539)       (700,539)
                                        ------------ ----------- -------------   -------------- -------------    ------------

Balance at May 31, 1996.................   2,949,346      29,493     4,149,740              --     (1,287,880)      2,891,353

Sale of common stock pursuant
  to exercise of stock options..........      77,626         776       153,140              --             --         153,916

Issuance of common stock upon
  conversion of convertible note
  payable...............................     389,347       3,893     1,798,787              --             --       1,802,680

Net income..............................           --         --            --              --        975,595         975,595
                                        ------------- ---------- -------------   -------------   ------------    ------------

Balance at May 31, 1997.................   3,416,319      34,162     6,101,667              --       (312,285)      5,823,544

Sale of common stock pursuant
  to exercise of stock options..........      26,483         266        51,535              --             --          51,801

Tax benefit related to stock options....          --          --        54,700              --             --          54,700

Issuance of warrants pursuant to
  a Product Development and
  Marketing Agreement with Third
  Wave Technologies, Inc. (Note 12).....          --          --       134,500        (134,500)            --              --

Amortization of deferred
  compensation related to warrants......          --          --            --          33,624             --          33,624

Net income..............................           --         --             --             --        457,654         457,654
                                        ------------- ---------- --------------   ------------  -------------    ------------

Balance at May 31, 1998.................   3,442,802     $34,428    $6,342,402       $(100,876) $     145,369      $6,421,323
                                        ============= ========== ==============   ============  =============    ============




The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              Year ended May 31,
                                                                                  -----------------------------------------
                                                                                      1996           1997            1998
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)............................................................     $ (700,539)       $975,595        $457,654
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
   Depreciation and amortization.............................................        492,191         723,074         875,585
   Deferred income taxes.....................................................             --        (468,000)       (128,000)
   Loss on disposal of fixed assets..........................................         50,944              --              --
   Purchased in-process research and development.............................        579,600              --              --
   (Increase) decrease in accounts receivable................................       (258,360)       (183,561)        238,477
   (Increase) decrease in inventories........................................        251,422        (527,538)        (23,695)
   (Increase) decrease in prepaid expenses and other assets..................        149,393         127,913        (124,496)
   Increase in intangible assets.............................................        (76,334)        (20,500)        (20,219)
   Increase (decrease) in accounts payable and accrued expenses..............        244,538         166,601        (204,099)
                                                                                ------------    ------------   --------------
         Net cash provided by operations.....................................        732,855         793,584       1,071,207
                                                                                ------------    ------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets....................................................       (346,033)       (979,450)       (385,156)
Purchase of Cytokines Sciences, Inc. ("CSI").................................       (100,000)             --              --
Purchase of T Cell Diagnostics, Inc. ("TCD").................................     (1,230,005)             --              --
                                                                                ------------    ------------   -------------
         Net cash used for investing activities..............................     (1,676,038)       (979,450)       (385,156)
                                                                                ------------    ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayments) from borrowings under line of credit...................        200,000         (50,000)             --
Net proceeds (repayments) of borrowings under term loans payable.............             --         (66,667)         62,050
Repayments of convertible note payable.......................................             --        (200,298)             --
Net proceeds (repayments) from note payable - bank...........................        (63,632)        (64,723)         (7,633)
Repayments from borrowings under capital lease obligations...................        (40,617)        (16,051)         (5,529)
Proceeds from issuance of common stock.......................................        307,212         153,916         106,501
                                                                                ------------    ------------   -------------
         Net cash provided by (used for) financing activities................        402,963        (243,823)        155,389
                                                                                ------------    ------------   -------------
Net increase (decrease) in cash and cash equivalents.........................       (540,220)       (429,689)        841,440
Cash and cash equivalents, beginning of year.................................      1,303,959         763,739         334,050
                                                                                ------------    ------------   -------------
Cash and cash equivalents, end of year.......................................   $    763,739     $   334,050   $   1,175,490
                                                                                ============    ============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest.......................................................   $     42,360     $   175,378   $      41,206
                                                                                ============    ============   =============
Cash paid for income taxes...................................................   $         --     $    75,000   $      45,456
                                                                                ============    ============   =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITY
Capital lease additions......................................................   $         --     $    23,000   $          --
                                                                                ============    ============   =============
Issuance of common stock upon conversion of convertible note payable.........   $         --     $ 1,802,680   $          --
                                                                                ============    ============   =============
Conversion of lines of credit to term loans payable..........................   $         --     $   400,000   $     200,965
                                                                                ============    ============   =============

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

The Company ascribed a value of $75,000 to warrants issued in connection with an investment banking and advisory services agreement entered into in December 1994 (Note 10). The Company ascribed a value of $134,500 to warrants issued in connection with a Product Development and Marketing Agreement with Third Wave Technologies, Inc. agreement entered into in August 1997 (Note 12).

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



2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

     The Company invests its excess cash in money market accounts with banks. These investments, totaling $37,539 and $948,604 at May 31, 1997 and 1998, respectively, mature within three months of the initial investment. Accordingly, the investments are subject to minimal credit and market risk and are considered by the Company to be cash equivalents. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its investments as held-to-maturity which have been recorded at amortized cost on the Company's balance sheet, which approximates fair value.

Revenue Recognition

     The Company recognizes revenue upon product shipment provided that collection of the related receivable is probable. A provision for estimated future returns is recorded at the time of shipment.

Concentration of Credit Risk

     Financial instruments which potentially expose the Company to concentration of credit risk include cash and cash equivalents and accounts receivable. The Company performs ongoing evaluations of customers' financial conditions and generally does not require collateral. In addition, the Company maintains reserves for potential credit losses, and such losses, in the aggregate, have not exceeded management's expectations. Two customers accounted for 18% and 12% of accounts receivable at May 31, 1997 and one customer accounted for 12% of accounts receivable at May 31, 1998.

Financial Instruments

     Fair value of the Company's financial instruments which include cash and cash equivalents, notes receivable and short and long-term debt are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximates their fair value at May 31, 1997 and 1998.

Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

Fixed Assets

     Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Repair and maintenance expenditures are charged to expense as incurred.

Intangible Assets

     Intangible assets include patent and license costs and acquired technology. Costs associated with patents and licensing arrangements are capitalized as incurred and amortized on a straight-line basis over the estimated economic lives, which range from 5 to 10 years. Amortization expense related to patent and license costs was $75,044, $58,860 and $54,986 for the years ended May 31, 1996, 1997 and 1998, respectively. Acquired technology capitalized in fiscal 1996 is attributable to the acquisition of TCD (Note 15) and is being amortized on a straight-line basis over five years from the date of acquisition. Amortization expense related to acquired technology was $15,264, $61,056 and $61,056 for the years ended May 31, 1996, 1997 and 1998, respectively.

Advertising Costs

     Costs associated with sales catalogues are capitalized as incurred and amortized over their estimated useful lives. Other advertising costs are charged to expense as incurred. Capitalized advertising costs were insignificant at May 31, 1997 and totaled approximately $147,000 at May 31, 1998. Advertising costs were approximately $301,000, $256,000 and $297,000 for the years ended May 31, 1996, 1997 and 1998, respectively.

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

Earnings (Loss) Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which replaces primary and fully diluted earnings per share with basic and diluted earnings per share. `Basic' earnings per share is calculated by dividing net earnings applicable to common shares by the weighted average number of common shares outstanding during the period. For purposes of calculating diluted earnings per share the denominator includes both the weighted average number of shares of common stock outstanding and the number of shares of dilutive potential common stock, such as stock options and warrants. The Company adopted SFAS 128 on December 1, 1997. All prior period per share amounts have been restated to comply with the standard.

Stock-based Compensation

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related interpretations. Since it is the Company's policy to grant options with an exercise price equal to the fair value of the underlying stock on the grant date, no compensation costs have been recognized for employee options under the Company's stock option plan. In June 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation (Note
11)".

Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," and No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. SFAS 131 established standards for reporting information on operating segments in interim and annual financial statements. Both statements are effective for the Company in fiscal 1999 and are not expected to have a material impact on the Company's existing disclosures.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits and is effective for the Company in fiscal 1999. SFAS 132 relates to disclosure only and will not effect the Company's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect SFAS 133 to have a material effect on its financial position or results of operations.

     In February 1998, the AcSEC issued Statement of Position No. 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. The Company does not expect SOP 98-1, which is effective for the Company in fiscal 1999, to have a material effect on the Company's financial condition or results of operations.

     In April 1998, the AcSEC issued Statement of Position No. 98-5 (SOP 98-5), "Reporting the Costs of Start-Up Activities." Start-up activities are broadly defined as those one-time activities relating to opening a new facility, introducing a new product or service, conducting business with a new class of customer, commencing some new operation or organizing a new entity. Under SOP 98-5, the cost of start-up activities should be expensed as incurred. SOP 98-5 is effective for the Company's fiscal 1999 financial statements and the Company does not expect its adoption to have a material effect on the Company's financial position or results of operations.



3:  INVENTORIES

Inventories consist of the following:

                                                                                               May 31,
                                                                                   ----------------------------------------
                                                                                      1997                 1998
---------------------------------------------------------------------------------------------------------------------------

  Raw materials and supplies...........................................            $  797,104           $  793,872
  Work-in-process......................................................               369,290              165,771
  Finished goods.......................................................               651,046              881,492
                                                                                 ---------------------------------
                                                                                   $1,817,440           $1,841,135
                                                                                 ==================================


     During the fourth quarter of fiscal 1997, the Company wrote off approximately $123,000 of obsolete inventory resulting in a decrease in net income of $106,000, or $.03 per share, for both the fourth quarter and fiscal 1997.

4:  FIXED ASSETS

Fixed assets consist of the following:

                                                                                               May 31,
                                                             Useful life       -------------------------------------
                                                              in years                1997                  1998
---------------------------------------------------------------------------------------------------------------------------

Laboratory equipment.................................            5-7             $    967,289           $ 1,142,160
Computer and office equipment........................            3-7                  847,518               975,033
Leasehold improvements...............................        lease term             1,632,975             1,715,745
                                                                                  ---------------------------------
                                                                                    3,447,782             3,832,938
Accumulated depreciation and amortization............                              (1,120,232)           (1,812,875)
                                                                                  ----------- ---------------------
                                                                                   $2,327,550            $2,020,063
                                                                                  =================================

     Depreciation expense was $564,287, $569,882 and $692,643 for the fiscal years ended May 31, 1996, 1997 and 1998, respectively.

     At May 31, 1997 and 1998, included in computer and office equipment are capital leases at a cost of $102,662, with accumulated amortization of $83,495 and $90,067 at May 31, 1997 and 1998, respectively.

     In May 1996, the Company sold certain leasehold improvements in exchange for a non-interest bearing note receivable in the amount of $307,341. Payments on this note are due in 33 equal payments of principal which commenced July 1, 1996. The note receivable has been discounted using an imputed interest rate of 10.25%. The initial discount of $47,000 is being recognized as interest income over the life of the receivable using the effective interest method. At May 31, 1998, principal amounts of $103,275 are due within one year.

     Effective September 1, 1996, the Company changed its estimate of the remaining service life of certain fixed assets. The effect of the change in estimate was a decrease in depreciation expense of approximately $160,000 and an increase in net income per share of $.05 for fiscal 1997.



5:  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                                                May 31,
                                                                                   --------------------------------
                                                                                      1997                  1998
---------------------------------------------------------------------------------------------------------------------------

Acquired technology....................................................              $305,290              $305,290
Patent costs...........................................................                68,240                68,240
License costs..........................................................               401,559               421,778
                                                                                    -------------------------------
                                                                                      775,089               795,308
Accumulated amortization...............................................              (379,359)             (495,401)
                                                                                    -------------------------------
                                                                                     $395,730              $299,907
                                                                                    ===============================

6:  BORROWINGS

Borrowing Under Lines of Credit, Term Loans and Notes Payable - Bank

     In May 1994 and December 1994, the Company entered into fixed asset line of credit agreements with a bank. Drawings under the agreements were permitted through a certain date at which point the line of credit converted into a term loan payable in thirty equal monthly principal installments plus interest. Both notes payable bore interest at 2% above the bank's prime rate and during fiscal 1998 the remaining note payable was paid in full.

     In February 1995, the Company entered into a line of credit agreement with this same bank (the "Line of Credit") providing for maximum borrowings of $500,000. In connection with the Company's acquisition of TCD (Note 15), the Company borrowed $450,000 under the Line of Credit to finance a portion of the purchase price. In August 1996, the Line of Credit was amended to provide for maximum borrowings of $850,000. In November 1996, the Company converted $400,000 of outstanding borrowings under the Line of Credit into a term loan with this bank (the "1996 Term Loan"). The 1996 Term Loan is payable in thirty-six equal monthly principal installments plus interest at 1.25% above the bank's prime rate (9.75% at May 31, 1998). At May 31, 1998, there was an outstanding principal balance of $200,000 under the 1996 Term Loan. Aggregate future maturities of the 1996 Term Loan are $133,333 and $66,667 in fiscal 1999 and 2000, respectively.

     In August 1997, the Line of Credit was further amended to extend the maturity date to August 1998 and to reduce the interest rate to the prime rate plus 1.0%. In addition, in August 1997, the 1996 Term Loan was modified to reduce the interest rate to the prime rate plus 1.25% and the Company entered into an additional demand line of credit of up to $250,000 to finance certain equipment purchases through April 1998 (the "Equipment Line"). In April 1998, the then outstanding balance of $200,965 under the Equipment Line was automatically converted into a term loan (the "Equipment Term Loan") payable in thirty-six equal principal installments plus interest. Borrowings under this Equipment Term Loan bear interest at the prime rate plus 1.25% (9.75% at May 31, 1998). The Company has outstanding borrowings under this Equipment Term Loan of $195,383 at May 31, 1998.

     At May 31, 1998, the Company had $850,000 available for borrowings under the Line of Credit. On August 26, 1998 the Line of Credit expired. The Company is currently negotiating with this same bank to extend the term of the Line of Credit and believes that it will acquire a line of credit on substantially the same terms.

     Outstanding borrowings under the agreements are secured by all corporate assets. The Company is required to comply with certain covenants including maintaining certain financial statement ratios, a minimum tangible net worth and minimum profitability levels. At May 31, 1998, the Company was in compliance with the terms of the agreements.

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

Capital Lease Obligations

     The Company has entered into a capital lease for equipment which bears interest at 10% and expires in fiscal 2000. Aggregate future maturities due on this capital lease are $6,917 and $7,858 in fiscal 1999 and 2000, respectively.

7:  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                                          Year ended May 31,
                                                                                    -------------------------------
                                                                                      1997                  1998
---------------------------------------------------------------------------------------------------------------------------

Accounts payable.......................................................            $  745,413            $  439,215
Accrued wages..........................................................               221,608               219,026
Accrued royalties......................................................               241,751               123,287
Accrued professional fees..............................................                72,623               175,620
Accrued income taxes...................................................                11,544               131,692
                                                                                -----------------------------------
                                                                                   $1,292,939            $1,088,840
                                                                                ===================================




8:  EXPORT SALES

     The Company generates revenue through product sales to customers outside the United States. Product sales by geographic area are as follows:

                                                                                 Year ended May 31,
                                                               --------------------------------------------------
                                                                1996                  1997                  1998
---------------------------------------------------------------------------------------------------------------------------

United States....................................            $3,713,088            $4,417,391            $5,247,385
Europe...........................................             1,884,371             3,303,248             2,449,414
Japan............................................               846,938             1,604,291             1,985,680
Other............................................               177,764               264,371               350,972
                                                           --------------------------------------------------------
                                                             $6,622,161            $9,589,301           $10,033,451
                                                           ========================================================




9:  INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

                                                                                Year ended May 31,
                                                               -----------------------------------------------------
                                                                 1996                  1997                 1998
---------------------------------------------------------------------------------------------------------------------------

Current:
  Federal............................................          $     --           $    87,000           $   139,000
  State..............................................                --                    --                27,000
                                                              -----------------------------------------------------
                                                                     --                87,000               166,000
                                                              -----------------------------------------------------
Deferred:
  Change in valuation allowance......................          $     --            $ (373,000)          $   (69,000)
  Federal............................................                --               (62,000)              (45,000)
  State..............................................                --               (33,000)              (14,000)
                                                              -----------------------------------------------------
                                                                     --              (468,000)             (128,000)
                                                              -----------------------------------------------------
Income tax provision (benefit).......................          $     --            $ (381,000)          $    38,000
                                                              =====================================================

     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax operating results as a result of the following differences:

                                                                                Year ended May 31,
                                                             ------------------------------------------------------
                                                                1996                  1997                  1998
---------------------------------------------------------------------------------------------------------------------------

Statutory U.S. federal tax rate......................        $ (245,000)            $ 219,000              $173,000
State income taxes, net of federal benefit...........            (4,000)               33,000                44,000
Purchased in-process research and development........           203,000               (14,000)              (14,000)
Realization of net operating loss carryforwards......                --               (52,000)                   --
Research and development and other tax credits.......           (60,000)             (105,000)             (163,000)
Other................................................             6,000               (89,000)               67,000
                                                             ------------------------------------------------------
                                                               (100,000)               (8,000)              107,000

Change in valuation allowance........................           100,000              (373,000)              (69,000)
                                                            -------------------------------------------------------
Provision (benefit) for income tax...................     $          --            $ (381,000)            $  38,000
                                                          =========================================================


     Components of deferred taxes consist of the following:

                                                                                               May 31,
                                                                                   ---------------------------------
                                                                                      1997                  1998
---------------------------------------------------------------------------------------------------------------------------

Assets
Accounts receivable reserve............................................             $   8,000           $    20,000
Inventory reserve......................................................                 8,000                30,000
Accrued expenses.......................................................                 6,000                    --
Loss and tax credit carryforwards......................................               330,000               418,000
Amortization of intangible assets......................................                61,000                91,000
Fixed assets...........................................................               176,000                94,000
Miscellaneous..........................................................                 4,000                 1,000
                                                                                   --------------------------------
Gross deferred tax assets..............................................               593,000               654,000
Deferred tax asset valuation allowance.................................              (119,000)              (50,000)
                                                                                   --------------------------------
                                                                                      474,000               604,000
                                                                                   --------------------------------
Liabilities
Patent costs...........................................................                 6,000                 8,000
                                                                                   --------------------------------

                                                                                    $ 468,000             $ 596,000
                                                                                    ===============================


     At May 31, 1998, the Company has research and development tax credit carryforwards available to reduce future federal tax liabilities which expire as follows:

                                                                 Research and
                                                                  development
  Year of                                                         tax credit
expiration                                                       carryforwards
--------------------------------------------------------------------------------

   2009............................................              $    19,000
   2010............................................                   47,000
   2011............................................                    6,000
   2012............................................                  119,000
   2013............................................                   50,000
                                                                 -----------
                                                                   $ 241,000
                                                                 ===========

     Additionally, the Company has federal alternative minimum tax credit carryforwards of $19,000 which may be used indefinitely to reduce regular federal income tax. At May 31, 1998, the Company has research and development and investment tax credit carryforwards available to reduce future state tax liabilities of $143,000. These carryforwards expire in various amounts through 2013.

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

     In establishing the valuation allowance, management considers positive factors, including positive earnings in the current and recent fiscal years (excluding fiscal 1996 which reflects acquisition and integration related expenses incurred in connection with the TCD transaction) and negative factors, including the competitive nature of the industry and stage of the Company's growth. Based on these factors, primarily positive earnings, the Company reversed $69,000 of the valuation allowance in the fourth quarter of fiscal 1998. At May 31, 1998, management believes, that based on the weight of available evidence, it is more likely than not that the Company will not realize all the benefits from its net deferred tax asset, and accordingly, has recorded a valuation allowance of $50,000 against the net deferred tax asset at May 31, 1998. Management continues to assess the realizability of the net deferred tax asset on an ongoing basis, and believes that it is reasonably possible that an additional portion of the valuation allowance will be reduced in the near term.



10:  COMMON STOCK AND COMMON STOCK WARRANTS

     On November 6, 1997, the stockholders of the Company approved an increase in the number of shares available for issuance under the Company's 1992 Stock Plan from 768,499 to 1,000,000 shares.

     On August 21, 1997, the Company entered into a Product Development and Marketing Agreement (the "Agreement") with Third Wave (see Note 12). In connection with the Agreement, the Company issued a warrant to Third Wave for the purchase of up to 125,000 shares of Endogen common stock at a price of $6.00 per share. The warrant vests ratably over three years from August 31, 1997 and expires on December 31, 2002. The Company has ascribed a value of $134,500 to such warrant, which is being amortized on a straight-line basis over the term of the development agreement of three years.

     On December 15, 1994, the Company issued a five-year warrant pursuant to a financial advisory agreement to purchase up to 180,000 shares of the common stock of the Company at prices ranging from $2.00 to $4.00 per share.



11:  STOCK OPTION AND STOCK PURCHASE PLANS

     On March 1, 1993, the Company's stockholders approved the Company's 1992 Stock Plan (the "1992 Plan") which was an amendment and restatement of the Company's 1989 Stock Plan. Under the 1992 Plan, officers, employees and certain other individuals may be (i) awarded shares of common stock, (ii) granted stock options, or (iii) granted authorization to make direct purchases of shares of common stock. Currently, there are 1,000,000 shares of common stock authorized for issuance under the 1992 Plan. Options granted may be either incentive stock options or non-qualified stock options. As of May 31, 1998, 174,530 shares are available for future grant.

     Incentive stock options may be granted to any employee at an exercise price per share of not less than the fair market value per common share on the date of such grant (not less than 110% of such value in the case of holders of 10% or more of the total combined voting power of all classes of the Company's stock).

     Non-qualified options may be granted to any employee, officer, director or consultant at an exercise price per share of not less than the minimum legal consideration required therefor under the laws of the Commonwealth of Massachusetts.

     All options under the 1992 Plan are exercisable over periods determined by the Board of Directors, not to exceed ten years from the date of grant (five years in the case of incentive stock options granted to holders of 10% or more of the total combined voting power of all classes of the Company's stock). Options granted under the 1992 Plan generally vest ratably over four years. In the event of termination of the optionee's relationship with the Company, options not yet exercised generally terminate 90 days from the optionee's termination date.

     A summary of stock option activity under the 1992 Plan is as follows:

                                                                             Year ended May 31,
                                                ---------------------------------------------------------------------------
                                                         1996                     1997                      1998
                                                -------------------       --------------------     ------------------------
                                                           Weighted                  Weighted                   Weighted
                                                            Average                   Average                    Average
                                                           Exercise                  Exercise                   Exercise
                                                Shares       Price        Shares       Price         Shares       Price
---------------------------------------------------------------------------------------------------------------------------

Options outstanding, beginning of period....    366,900       $2.04        573,600     $2.85         610,610      $3.36
Granted.....................................    265,500       $3.80        159,600     $4.45          97,000      $4.47
Canceled....................................    (29,250)      $2.43        (56,275)    $2.92         (32,500)     $3.94
Exercised...................................    (29,550)      $1.79        (66,315)    $1.97         (20,460)     $1.87
                                              ---------                  ---------                 ---------

Options outstanding, end of period..........    573,600       $2.85        610,610     $3.36         654,650      $3.54
                                              =========                   ========                  ========

Options exercisable, end of period..........    165,425                    236,426                   352,308
                                              =========                   ========                  ========

Weighted average fair value of
  options granted during the period.........                  $2.00                    $2.31                      $2.43
                                                              =====                  =======                    =======


     The Company has granted non-qualified stock options to purchase common shares which were not pursuant to the 1992 Plan. At May 31, 1998, there were outstanding options to purchase 9,000 common shares at $4.17 per share, all of which were exercisable.

     In fiscal 1994, the Company adopted the 1993 Non-Employee Director Stock Option Plan (the "1993 Director Plan") which provides for annual automatic grants of stock options to Board of Director members, who are not employees or officers of the Company. The exercise price of all options granted under the 1993 Director Plan equals the fair market value of a share of common stock on the date of grant. Currently, there are 200,000 shares of common stock authorized for issuance under the 1993 Director Plan. Options granted under the 1993 Director Plan have a term of ten years from the date of grant and become exercisable as to one third of the shares subject to such option on the date of grant and to an additional one third on each successive anniversary of the date of grant provided that the optionee has continuously served as a member of the Board.

     A summary of stock option activity under the 1993 Director Plan is as follows:

                                                                             Year ended May 31,
                                                --------------------------------------------------------------------------
                                                         1996                     1997                      1998
                                                -------------------       --------------------     -----------------------
                                                           Weighted                  Weighted                   Weighted
                                                            Average                   Average                    Average
                                                           Exercise                  Exercise                   Exercise
                                                Shares       Price        Shares       Price         Shares       Price
---------------------------------------------------------------------------------------------------------------------------

Options outstanding, beginning of period....     72,000       $2.13         72,000     $2.73          84,000      $3.18
Granted.....................................     36,000       $3.94         24,000     $4.00          24,000      $4.25
Canceled....................................    (16,000)      $3.46             --                        --
Exercised...................................    (20,000)      $2.15        (12,000)    $2.13          (6,000)     $2.25
                                               --------                   --------                 ---------

Options outstanding, end of period..........     72,000       $2.73         84,000     $3.18         102,000      $3.49
                                               ========                   ========                  ========

Options exercisable, end of period..........     48,000                     60,000                    78,000
                                               ========                   ========                 =========

Weighted average fair value of
  options granted during the period.........                  $2.11                    $2.31                      $2.31
                                                              =====                  =======                    =======

     The following tables summarize information about all stock options outstanding and exercisable at May 31, 1998:

                                                                                 Options outstanding
                                                              -------------------------------------------------------------
                                                                 Weighted
                                                                  Average                                  Weighted
                                                                 Remaining                                  Average
                                                                Contractual           Number               Exercise
Range of Exercise Prices                                       Life (years)         Outstanding              Price
---------------------------------------------------------------------------------------------------------------------------

$1.36................................................               3.8                  4,500               $1.36
$2.00 to $2.75.......................................               5.6                225,300               $2.15
$3.50 to $3.94.......................................               7.8                304,250               $3.85
$4.00 to $6.00.......................................               8.8                231,600               $4.54
                                                                                       -------
                                                                                       765,650
                                                                                       =======


                                                                                Options exercisable
                                                               ------------------------------------------------------------
                                                                                                           Weighted
                                                                                                            Average
                                                                                      Number               Exercise
Range of Exercise Prices                                                            Exercisable              Price
---------------------------------------------------------------------------------------------------------------------------

$1.36................................................                                    4,500               $1.36
$2.00 to $2.75.......................................                                  206,050               $2.16
$3.50 to $3.94.......................................                                  158,708               $3.86
$4.00 to $6.00.......................................                                   70,050               $4.42
                                                                                      --------
                                                                                       439,308
                                                                                      ========

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                               Year ended May 31,
                                                      ---------------------------------------------------------------------
                                                            1996                     1997                 1998
---------------------------------------------------------------------------------------------------------------------------

Expected life (years).......................                        5                        5                    5
Risk free interest rate.....................              5.5% - 6.4%              5.9% - 6.5%          5.2% - 6.0%
Volatility..................................                      55%                      61%                  56%
Dividend yield..............................                       --                       --                   --

     No compensation expense has been recognized for the Company's stock option grants under APB 25. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

                                                                             Year ended May 31,
                                                   ------------------------------------------------------------------------
                                                      1996                        1997                      1998
---------------------------------------------------------------------------------------------------------------------------

Net income (loss)
   As reported..............................        $(700,539)                  $975,594                   $457,654
   Pro forma................................        $(850,539)                  $710,595                   $157,654


Basic earnings (loss) per share
   As reported.............................         $    (.25)                  $    .32                   $    .13
   Pro forma................................        $    (.30)                  $    .23                   $    .05

Diluted earnings (loss) per share
   As reported..............................        $    (.25)                  $    .29                   $    .13
   Pro forma................................        $    (.30)                  $    .21                   $    .04


     Since stock options vest over several years and additional stock option grants are expected to be made each year, the above pro forma disclosures are not necessarily representative of pro forma effects of reported operations for future years.



12:  COMMITMENTS

     On August 21, 1997, the Company entered into a Product Development and Marketing Agreement with Third Wave. Under the terms of the Agreement, Endogen will fund certain research and development activities at Third Wave in exchange for certain exclusive, worldwide rights to sell and distribute to the life science research market messenger RNA ("mRNA") quantification systems jointly developed by the two companies. Funding payments, not to exceed $1,050,000 in total, will be made to Third Wave quarterly by the Company over a three year period beginning December 1, 1997. At May 31, 1998, the Company's remaining funding commitments under the Agreement were approximately $846,000.

     The Company has entered into license agreements pursuant to which it pays royalties generally ranging from 1% to 10% on sales of certain products. Royalty rates may be higher on bulk sales of certain products to other resellers. Royalty payments made in connection with these agreements in fiscal 1996, 1997 and 1998 were approximately $243,000, $213,000 and $400,000 respectively.

     The Company leases its office and laboratory space under non-cancelable operating leases which expire through October 1999. The Company also leases certain office and computer equipment under operating leases.
     Future minimum rental commitments under these operating leases are as follows:

1999......................................................       $   407,000
2000......................................................           177,000
2001......................................................             4,000
2002......................................................             2,000
                                                              --------------
                                                                 $   590,000
                                                              ==============

     For the years ended May 31, 1996, 1997 and 1998 rent expense was approximately $313,000, $304,000, and $366,000, respectively. In addition, the Company is required to pay a portion of certain tax and operating expenses incurred by the lessor.



13:  SIGNIFICANT CUSTOMERS

     During the year ended May 31, 1996, the Company recorded revenue of approximately $1,224,000 and $657,000 from two customers. During the year ended May 31, 1997, the Company recorded revenue of approximately $1,906,000 from one customer. During the year ended May 31, 1998, the Company recorded revenue of approximately $1,137,000 and $1,092,000 from two customers.



14:  RELATED PARTY TRANSACTIONS

     The Company paid a director of the Company $47,000 under a consulting contract in fiscal 1996.



15:  ACQUISITIONS

T Cell Diagnostics, Inc.

     On March 4, 1996, the Company acquired substantially all of the net assets of T Cell Diagnostics, Inc. ("TCD"), a biomedical products manufacturer, for a total purchase price of approximately $3,300,000, including acquisition costs of approximately $270,000. In connection with the acquisition, the Company is required to make additional payments to TCD if annual net sales of certain products exceed a predetermined level during the two year period following the close of the acquisition. In fiscal 1997 and 1998, net sales of these products did not reach the predetermined level.

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

     In connection with this acquisition, the Company agreed to manufacture and sell certain diagnostic products to T Cell Sciences, Inc. ("TCS"). In fiscal years 1996, 1997 and 1998, net sales to TCS of products subject to the agreement totaled approximately $2,000, $19,800 and $41,000, respectively.

     The following unaudited pro forma financial information combines the results of operations as if the acquisition had occurred at the beginning of fiscal 1996. The unaudited pro forma financial information for the year ended May 31, 1996 combines the historical financial information of the Company for the nine months ended February 29, 1996, the unaudited financial historical information of TCD for the nine months ended December 31, 1995, and the consolidated results of the combined companies from the date of acquisition, March 4, 1996, through May 31, 1996. This pro forma financial information is presented for informational purposes only and management believes it is not indicative of the results of operations which will occur in the future.


                                                                     May 31,
                                                                      1996
--------------------------------------------------------------------------------

Revenue...................................................        $8,339,238
Net loss..................................................       $(1,662,812)
Net loss per share........................................          $  (0.59)

     The above pro forma financial information does not include a $579,600 non-recurring charge for purchased in-process research and development that was expensed upon the close of the acquisition. The pro forma per share amount of this non-recurring charge was $(0.20) for fiscal 1996.

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

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number

3.1 Restated Articles of Organization of Endogen, Inc., as amended (previously filed as Exhibit 3.1 to the Company's Form 10-QSB for the quarter ended November 30, 1996 and incorporated herein by reference).

3.2 By-laws of Endogen, Inc., as amended on September 5, 1997 (previously filed as Exhibit 3.1 to the Company's Form 10-QSB for the quarter ended August 31, 1997 and incorporated herein by reference).

4.1 Restated Articles of Organization of Endogen, Inc., as amended filed as Exhibit 3.1.

4.2          By-laws of Endogen, Inc., as amended on September 5, 1997 filed as
             Exhibit 3.2.

4.3          Specimen Certificate representing the Common Stock of Endogen, Inc.
             (filed as Exhibit 1.1 to the Company's Registration Statement No. 0-21354 on Form 8-A dated March 11, 1993 and incorporated herein by reference).

[dag]10.1    Endogen 1992 Stock Plan, as amended (previously filed as Exhibit
             4.1 to the Company's Registration Statement No. 333-58985 on Form
             S-8 filed on July 13, 1998 and incorporated herein by reference).

[dag]10.2    1993 Non-Employee Director Stock Option Plan, as amended.*

10.3 License Agreement dated as of December 1, 1990, as amended on September 3, 1991, and September 2, 1992, between Endogen and Schering Corporation (previously filed as Exhibit 10.11 to the Company's Registration Statement No. 33-54430 on Form S-4 filed November 10, 1992 and incorporated herein by reference).

10.4 License Agreement dated November 15, 1992 between Endogen and Syntex (U.S.A.) Inc.*

10.5         Agreement dated February 10, 1993 between Endogen and Schering
             Corporation.*

10.6 Amendments to Agreement dated February 10, 1993 between Endogen and Schering Corporation dated September 22, 1993 and May 9, 1994 (previously filed as Exhibit 10.39 to the Company's Form 10-K for the fiscal year ended May 31, 1994 and incorporated herein by reference).

10.7         Distribution Agreement dated November 1, 1994 between Endogen, Inc.
             and Amersham International PLC. (Filed without schedules) (previously filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended February 28, 1995 and incorporated herein by reference).

10.8 Asset Purchase Agreement dated as of March 4, 1996 by and among Endogen, Inc., T Cell Diagnostics, Inc. and T Cell Sciences, Inc. (previously filed as Exhibit 2.1 to the Company's Form 8-K filed on March 4, 1996 and incorporated herein by reference).

10.9 Lease Termination Agreement dated as of May 31, 1996 between Endogen, Inc. and Massachusetts Institute of Technology (previously filed as Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).

10.10 Lease dated July 29, 1996 between Endogen, Inc. and Landman Omnibus XI Limited Partnership (previously filed as Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).

10.11 Loan and Security Agreement dated August 28, 1996 between Endogen, Inc. and Silicon Valley Bank (previously filed as Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).

10.12 $850,000 Revolving Promissory Note dated August 28, 1996 of Endogen, Inc. to Silicon Valley Bank (previously filed as Exhibit
             10.26 to the Company's Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).

10.13 $400,000 Term Promissory dated August 28, 1996 of Endogen, Inc. to Silicon Valley Bank (previously filed as Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).

10.14 Commercial Lease dated October 13, 1994, as amended, between Cummings Properties Management, Inc. and T Cell Diagnostics, Inc. (previously filed as Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).

10.15 Lease Assignment dated March 4, 1996 between T Cell Diagnostics, Inc. and Endogen, Inc. (previously filed as Exhibit 10.29 to the Company's Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).

10.16 Employment Agreement dated as of December 4, 1996 between Avery W. Catlin and Endogen, Inc. (previously filed as Exhibit 10.28 to the Company's Form 10-KSB for the fiscal year ended May 31, 1997 and incorporated herein by reference).

10.17 Product Development and Marketing Agreement dated August 21, 1997 by and among Endogen, Inc. and Third Wave Technologies, Inc. (previously filed as Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended August 31, 1997 and incorporated herein by reference).

10.18 Second Loan Modification Agreement dated as of August 27, 1997 between Endogen, Inc. and Silicon Valley Bank (previously filed as Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended November 30, 1997 and incorporated herein by reference).

10.19 Equipment Line Promissory Note dated October 8, 1997 of Endogen, Inc. to Silicon Valley Bank (previously filed as Exhibit 10.2 to the Company's Form 10-QSB for the quarter ended November 30, 1997 and incorporated herein by reference).

10.20 Distribution Agreement by and between Endogen, Inc. and Yamanouchi Pharmaceutical Co., Ltd dated April 8, 1998.*+

10.21 Secured Promissory Note by and between Endogen, Inc. and Owen A. Dempsey dated October 27, 1997 and amended January 22, 1998.*

10.22 Pledge Agreement by and between Endogen, Inc. and Owen A. Dempsey dated October 27, 1997.*

10.23 Promissory Note by and between Endogen, Inc. and Owen A. Dempsey dated December 9, 1997.*

10.24 Loan Modification Agreement dated as of May 7, 1997, by and between Silicon Valley Bank and Endogen, Inc.*

11.1     Statement re: Computation of earnings per share.*

21.1     List of Subsidiaries.*

23.1     Consent of Independent Accountants.*

27.1     Financial Data Schedule.*

27.2     Restated Financial Data Schedule.*

27.3     Restated Financial Data Schedule.*

----------------------------


 *    Filed herewith.

[dag] Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

+ Confidential Treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.