Form 10QSB
period 1998-08-31
ENDOGEN INC
filed 1998-10-14
CIK 894020

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     -----------------------------------

                                   FORM 10-QSB


   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


                 For the quarterly period ended August 31, 1998

                                      or

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

                              Yes   X     No
                                  -----      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Title                        Shares Outstanding as of October 7, 1998
           -----                        ----------------------------------------
Common Stock, $0.01 par value                           3,454,502


Transitional Small Business Disclosure Format (check one):

Yes                  No   X
    -----               -----


                        Exhibit index located on page 15

                                  ENDOGEN, INC.

                                   FORM 10-QSB

                          QUARTER ENDED AUGUST 31, 1998
                                TABLE OF CONTENTS



                                                                         Page
PART I - FINANCIAL INFORMATION                                          Number
------------------------------                                          ------
Item 1 - Financial Statements (Unaudited)

    Balance Sheet
      August 31, 1998 and May 31, 1998....................................  3

    Statement of Income
      for the three months ended August 31, 1998 and August 31, 1997......  4

    Statement of Cash Flows
      for the three months ended August 31, 1998 and August 31, 1997......  5

    Notes to Unaudited Financial Statements...............................  6

Item 2 - Management's Discussion and Analysis of
    Financial Condition and Results of Operations.........................  8


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K................................. 13

Signatures................................................................ 14

Index To Exhibits......................................................... 15

PART I  -  FINANCIAL INFORMATION

Item 1.   Financial Statements


                                    ENDOGEN, INC.
                                    BALANCE SHEET


                                                    August 31,           May 31,
                                                       1998               1998
                                                  -------------      -------------
                                                   (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                     $  1,177,754       $  1,175,490
    Accounts receivable, net of allowance for
     doubtful accounts and returns of $50,000 at
     August 31, 1998 and May 31, 1998                1,359,770          1,374,431
    Inventories                                      2,003,069          1,841,135
    Prepaid expenses and other current assets          435,735            449,633
    Deferred income taxes                              151,000            151,000
                                                  -------------      -------------
       Total current assets                          5,127,328          4,991,689

    Fixed assets, net                                1,889,186          2,020,063
    Intangible assets, net                             269,815            299,907
    Deferred income taxes                              445,000            445,000
    Other assets                                       155,343            163,662
                                                  -------------      -------------
                                                  $  7,886,672       $  7,920,321
                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of term notes payable - bank  $    200,322       $    200,322
    Current portion of capital lease obligations         7,316              6,917
    Accounts payable and accrued expenses            1,052,444          1,088,840
                                                  -------------      -------------
       Total current liabilities                     1,260,082          1,296,079
                                                  -------------      -------------

Term notes payable - bank                              144,981            195,061
Capital lease obligations                                5,873              7,858
                                                  -------------      -------------
                                                       150,854            202,919
                                                  -------------      -------------

Stockholders' equity:
    Common stock, $.01 par value; 10,000,000
     shares authorized; 3,448,802 and 3,442,802
     shares issued and outstanding at August 31,
     1998 and May 31, 1998, respectively                34,488             34,428
    Additional paid-in capital                       6,354,342          6,342,402
    Deferred compensation                              (89,668)          (100,876)
    Retained earnings                                  176,574             145,369
                                                  -------------      -------------
       Total stockholders' equity                    6,475,736          6,421,323
                                                  -------------      -------------
                                                  $  7,886,672       $  7,920,321
                                                  =============      =============


                  See notes to unaudited financial statements

                                  ENDOGEN, INC.
                               STATEMENT OF INCOME
                                   (Unaudited)


                                                      Three Months Ended

                                                    August 31,      August 31,
                                                       1998            1997
                                                    ----------      ----------
REVENUES:                                           $2,516,580      $2,324,013
                                                    ----------      ----------

COSTS AND EXPENSES:
    Cost of revenues                                   985,324         893,064
    Selling, general and administrative              1,000,917         959,211
    Research and development                           479,441         333,338
                                                    ----------      ----------
                                                     2,465,682       2,185,613
                                                    ----------      ----------

      Income from operations                            50,898         138,400

Interest expense, net                                    1,693           3,219
                                                    ----------      ----------
      Income before income taxes                        49,205         135,181

Income tax provision                                    18,000          41,000
                                                    ----------      ----------

      Net income                                    $   31,205      $   94,181
                                                    ==========      ==========

  Basic earnings per share                          $     0.01      $     0.03
                                                    ==========      ==========

  Diluted earnings per share                        $     0.01      $     0.03
                                                    ==========      ==========

Shares used in computing:

  Basic earnings per share                           3,445,085       3,420,036
                                                    ==========      ==========

  Diluted earnings per share                         3,578,400       3,584,625
                                                    ==========      ==========


                   See notes to unaudited financial statements

                                  ENDOGEN, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended

                                                            August 31,   August 31,
                                                               1998         1997
                                                            ----------   ----------
Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                            $   31,205    $  94,181
     Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation and amortization                      240,202      200,394
           Decrease in accounts receivable                     14,661      169,087
           Increase in inventories                           (161,934)    (113,170)
           Decrease (increase) in prepaid expenses and
             other assets                                      13,898      (17,322)
           Decrease in accounts payable and accrued
             expenses                                         (36,396)    (123,143)
                                                           -----------   ----------
               Net cash provided by operating activities      101,636      210,027
                                                           -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of fixed assets                                (59,706)     (98,876)
                                                           -----------   ----------

               Net cash used for investing activities         (59,706)     (98,876)
                                                           -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of capital lease obligations and term
       notes payable - bank                                   (51,666)     (37,872)
     Proceeds from issuance of common stock                    12,000       12,761
                                                           -----------   ----------

               Net cash used for financing activities         (39,666)     (25,111)
                                                           -----------   ----------

Net increase in cash and cash equivalents                       2,264       86,040

Cash and cash equivalents, beginning of period              1,175,490      334,050
                                                           -----------   ----------

Cash and cash equivalents, end of period                   $1,177,754    $ 420,090
                                                           ===========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                     $   10,328    $   8,799
                                                           ===========   ==========

Cash paid for income taxes                                 $  162,956    $  25,465
                                                           ===========   ==========


                   See notes to unaudited financial statements

                                  ENDOGEN, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.   Basis of Presentation

          The unaudited financial statements of Endogen, Inc. (the "Company" or "Endogen") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's financial position as of August 31, 1998 and the results of operations for the three month periods ended August 31, 1998 and August 31, 1997. The results of operations are not necessarily indicative of results for a full year.

          These financial statements should be read in conjunction with the financial statements contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on August 28, 1998 pursuant to the Securities Exchange Act of 1934, as amended. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations.


2.   Inventories

     Inventories consist of the following:

                                        August 31, 1998    May 31, 1998
                                        ---------------    ------------
     Raw materials and supplies          $   815,860        $   793,872
     Work-in-process                         206,492            165,771
     Finished goods                          980,717            881,492
                                         -----------        -----------
                                         $ 2,003,069        $ 1,841,135
                                         ===========        ===========


3.  Fixed Assets

      Fixed assets consist of the following:


                                        August 31, 1998     May 31, 1998
                                        ---------------     ------------
     Laboratory equipment                $ 1,161,117        $ 1,142,160
     Computer and office equipment         1,015,782            975,033
     Leasehold improvements                1,715,745          1,715,745
                                         -----------        -----------
                                           3,892,644          3,832,938
     Accumulated depreciation and
     amortization                         (2,003,458)        (1,812,875)
                                         -----------        -----------
                                         $ 1,889,186        $ 2,020,063
                                         ===========        ===========

                                  ENDOGEN, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


4.  Intangible Assets

    Intangible assets consist of the following:


                                        August 31, 1998     May 31, 1998
                                        ---------------     ------------
     Acquired technology                 $   305,290        $   305,290
     Patent costs                             68,240             68,240
     License costs                           421,778            421,778
                                         -----------        -----------
                                             795,308            795,308
     Accumulated amortization               (525,493)          (495,401)
                                         -----------        -----------
                                         $   269,815        $   299,907
                                         ===========        ===========

5.  Accounts Payable and Accrued Expenses

    Accounts payable and accrued expenses consist of the following:


                                        August 31, 1998     May 31, 1998
                                        ---------------     ------------
      Accounts payable                   $   433,717        $   439,215
      Accrued wages                          264,065            219,026
      Accrued royalties                       84,340            123,287
      Accrued professional fees              266,462            175,620
      Accrued income taxes                     3,860            131,692
                                         -----------        -----------
                                         $ 1,052,444        $ 1,088,840
                                         ===========        ===========

6.   Borrowings

          In August 1998, the Company's existing $850,000 revolving line of credit agreement with a bank was amended to extend the maturity date to August 1999 and to reduce the interest rate to the prime rate plus 0.5%. At August 31, 1998, the Company had $850,000 available under this revolving line of credit.

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

  Endogen is principally engaged in the development, manufacture and sale of specialty reagents, immuno-assay test kits and molecular research products for pharmaceutical, biotechnology and biomedical research. Endogen's major product lines include over 360 specialty reagents and 66 immuno-assay test kits that measure immune system function in human, mouse, rat, or porcine samples. In August 1998, the Company began to ship Xplore(TM) messenger RNA ("mRNA") quantification assay kits to life science customers, the first mRNA assay kits to provide rapid, sensitive and accurate measurement of gene expression. Products marketed under Endogen's name are sold directly in the United States and through distributors in over 40 foreign countries. The Company also sells products on a private label basis to customers who market these products under their own brand names.

Results of Operations

  As an aid to understanding Endogen's operating results, the following table shows each item from the statement of income expressed as a percentage of revenues.


PERCENTAGE OF REVENUES                  Three months ended August 31,
                                              1998        1997
---------------------------------------------------------------------
Revenues..................................   100.0%      100.0%
Costs and expenses:
 Cost of revenues.........................    39.1%       38.4%
 Selling, general and administrative......    39.8%       41.3%
 Research and development.................    19.1%       14.3%
Income from operations....................     2.0%        6.0%
 Interest expense, net....................     0.1%        0.2%
Net income before income taxes............     1.9%        5.8%
 Provision for income taxes...............     0.7%        1.7%
Net income................................     1.2%        4.1%


              Three Month Period Ended August 31, 1998 As Compared
                with the Three Month Period Ended August 31, 1997
                -------------------------------------------------

Revenues

For the three months ended August 31, 1998, total revenues increased to $2,516,580 from $2,324,013 during the same period last year, an increase of $192,567, or 8.3%. Domestic and international sales of Endogen branded products increased 5.5% during the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. This growth was due primarily to increased sales volume from existing Endogen product lines and new product introductions. Private label sales increased 15.3% in the first quarter of fiscal 1999 compared with the first quarter of fiscal 1998 due primarily to an increase in sales to one major private label customer. In August 1998, the Company launched an entirely new line of products, the Xplore mRNA quantification assay kits, which quantitatively measure levels of mRNA.

                                  ENDOGEN, INC.

Cost of Revenues

     Cost of revenues was $985,324 for the three months ended August 31, 1998 compared with $893,064 for the same period last year, an increase of $92,260, or 10%. As a percentage of revenues, cost of revenues was 39% and 38% during the three month periods ended August 31, 1998 and 1997, respectively. This increase in cost of revenues as a percentage of revenues was due in part to additional expenses associated with product launch activities related to the Xplore mRNA kits, changes in the mix of products sold and higher fixed overhead costs.

Selling, General and Administrative Expenses

     Selling, general and administrative expense was $1,000,917 for the three months ended August 31, 1998 compared with $959,211 for the same period last year, an increase of $41,706, or 4%. This increase was due primarily to increases in expenditures for marketing activities associated with the launch of the Xplore mRNA product line and increases in professional fees and consulting expenses. As a percentage of revenues, selling, general and administrative expense decreased to 40% of revenues for the three months ended August 31, 1998 compared with 41% for the same period last year.

Research and Development Expenses

     Research and development expense was $479,441 for the three months ended August 31, 1998 compared with $333,338 for the same period last year, an increase of $146,103, or 44%. A significant portion of the increase in research and development expenditures relates to investment in the mRNA program. Research and development expense increased as a percentage of revenues to 19% for the three months ended August 31, 1998 from 14% for the same period last year. Endogen plans to continue to spend heavily on product development for new products and to upgrade existing products.

Interest Expense

     Net interest expense was $1,693 for the three months ended August 31, 1998 compared with net interest expense of $3,219 for the same period last year. This decrease was the result of the reduction in the average outstanding borrowings under term notes payable and capital lease obligations.

Income Taxes

     For the three months ended August 31, 1998 and 1997, the Company recorded provisions for income taxes of $18,000 and $41,000, respectively, based on estimated effective tax rates at August 31, 1998 and 1997, respectively.


Liquidity and Capital Resources

     The growth of Endogen's business has led to increased liquidity requirements to fund working capital needs and capital expenditures. This includes financing inventories and accounts receivable to support the Company's growing operations, as well as purchases of new laboratory equipment and leasehold improvements to support new product development. In addition, in connection with its Product Development and Marketing Agreement with Third Wave Technologies, Inc. ("Third Wave"), the Company is obligated to make funding payments not to exceed $1,050,000 in total, to Third Wave in quarterly installments over a three year period beginning December 1, 1997.

     At August 31, 1998, Endogen's cash and cash equivalent position was $1,177,754, an increase of $2,264 from May 31, 1998. Endogen has financed its liquidity needs primarily through cash from operations, a working capital line of credit with a bank and term notes payable with a bank. At August 31, 1998, the Company had $850,000 available under a working capital line of credit with a bank. The interest rate on the line of credit is 0.5% above the bank's prime rate.

Cash Flows from Operating Activities

     Net cash provided by operating activities during the three month period ended August 31, 1998 was $101,636 as compared to $210,027 during the same period last year. For the first quarter of fiscal 1999, net cash provided by operating activities consisted primarily of a decrease in accounts receivable of $14,661, a decrease in prepaid expenses and other assets of $13,898, depreciation and amortization of $240,202 and net income of $31,205. This was offset in part by an increase in inventories of $161,934 and a decrease in accounts payable and accrued expenses of

                                  ENDOGEN, INC.


$36,396. For the first quarter of fiscal 1998, net cash provided by operating activities consisted primarily of net income of $94,181, depreciation and amortization of $200,394 and a decrease in accounts receivable of $169,087. This was partially offset by an increase in inventories of $113,170, an increase in prepaid expenses and other assets of $17,322 and a decrease in accounts payable and accrued expenses of $123,143.

Cash Flows from Investing Activities

     Net cash used for investing activities during the three month periods ended August 31, 1998 and 1997 was $59,706 and $98,876, respectively, and consisted of investments in capital equipment.

Cash Flows from Financing Activities

     During the three month period ended August 31, 1998, net cash used for financing activities was $39,666 and consisted of repayments of capital lease obligations and term notes payable of $51,666, offset in part by proceeds from the issuance of common stock of $12,000. In the first quarter of fiscal 1998, net cash used for financing activities was $25,111 and consisted of repayments of capital lease obligations and term notes payable of $37,872, offset in part by proceeds from the issuance of common stock of $12,761.

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

     Based on management's current projections, Endogen believes that its financial resources and cash flows from operations, together with the revolving line of credit currently available, will be sufficient to finance its current and planned operations for at least the next twelve months. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, if at all.

     The foregoing statements contain forward-looking statements which involve risks and uncertainties. The Company's actual experience may differ materially from that discussed above.


Year 2000 Compliance

     The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or otherwise engage in normal business activities. The Company is at risk for both its own Year 2000 Issues and for the Year 2000 Issues of those with whom it does business, particularly suppliers of materials and services as well as customers placing orders and making payments on invoices.

     The Company has established a team to study and address its Year 2000 Issues. This team, lead by the Company's Controller, consists of members of each department within the Company and reports to the Company's Vice President, Operations and Finance. The following is a summary of the Company's Year 2000 state of readiness as set forth by category.

o    Information Technology Systems

     - Accounting / Business System. The Company has upgraded the system software to a version which is Year 2000 compliant, but testing has not yet been performed. The Company anticipates completing this testing by June 1999.

     - Production System. The Company has upgraded the system software to a version which is Year 2000 compliant, but testing has not yet been performed. The Company anticipates completing this testing by June 1999.

                                  ENDOGEN, INC.


     - Sales Reporting System. The Company has upgraded the system software to a version which is Year 2000 compliant, but testing has not yet been performed. The Company anticipates completing this testing by June 1999.

     - Contact Management System. The system is currently being assessed for Year 2000 compliance. The Company anticipates completing this assessment by December 1998.

o    Non-Information Technology System

     The Company has not yet made a review of the Year 2000 compliance of its non-information technology systems (i.e., embedded technology such as micro-controllers and processors). These systems include manufacturing, research and development, telecommunications and office equipment which may contain embedded technology. The Company intends to initiate such a review beginning in December 1998 and anticipates completing this review no later than June 1999.

o    Third Party Compliance

     Management believes that the most significant risk to the Company of Year 2000 Issues is the effect such issues may have on its suppliers and customers. In addition, news reports have indicated that various agencies within the federal, state and local governments may have difficulty becoming Year 2000 compliant before the year 2000. The Company has not yet undertaken an assessment of such third party compliance or undertaken to quantify the effect of such non-compliance or to determine whether such quantification is even possible. The Company intends to initiate an assessment of the Year 2000 compliance of the various third parties with which it maintains a material business relationship. The Company intends to begin such an assessment in December 1998 and anticipates completing this review no later than June 1999.

     The Company is in the process of quantifying the historical costs incurred and creating an estimate of future costs associated with becoming Year 2000 compliant. The Company plans to have an initial estimate of costs completed by June 1999.

     The Company has not yet begun a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure of the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario and such scenario has not yet been clearly identified. The Company intends to begin such an analysis in December 1998 and anticipates completing this analysis no later than June 1999.

     The Company presently believes that the Year 2000 Issue will not pose significant operational problems for the Company. However, if all Year 2000 Issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 Issue will not materially adversely impact the Company's results of operations or materially adversely affect the Company's relationships with customers, suppliers or others.

     Additionally, there can be no assurance that the Year 2000 Issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

     The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 Issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties.


Certain Factors That May Affect Future Results

     The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-QSB that are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of

                                  ENDOGEN, INC.


the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the Company's ability to (i) meet its working capital and future liquidity needs, (ii) successfully implement its strategic growth strategies, (iii) understand, anticipate and respond to rapidly changing technologies, market trends and customer needs, (iv) develop, manufacture and deliver high quality, technologically advanced products on a timely basis to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company, (v) obtain and protect licensing and intellectual property rights necessary for the Company's technology and product development and on terms favorable to the Company, (vi) recruit and retain highly talented professionals in a competitive job market, and (vii) successfully address its Year 2000 Issues as more fully described above. The Company's ability to market and sell its products could also be adversely affected by the emergence of new competitors in the market place and by changes resulting in increased government regulation of the manufacture and sale of its products. In addition, a significant portion of the Company's revenues are attributable to international customers, which may be adversely affected by factors including fluctuations in exchange rates, adverse political and economic conditions, tariff regulation, and difficulties in obtaining export licenses. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission, including, but not limited to, the Company's Annual Report on Form 10-KSB filed on August 28, 1998.

                                  ENDOGEN, INC.


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

     (a) - EXHIBITS

     3.1  By-laws, as amended on July 30, 1998

     10.1 Third Loan Modification Agreement dated as of August 27, 1998 between Endogen, Inc. and Silicon Valley Bank.

     11.1 Statement Re: Computation of Per Share Earnings

     27.1 Financial Data Schedule

     27.2 Restated Financial Data Schedule for the three months ending August 31, 1997

     27.3 Restated Financial Data Schedule for the six months ending November 30, 1997


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


                                         ENDOGEN, INC.


                                         BY:


Date:  October 2, 1998                   /s/ Owen A. Dempsey
                                         ---------------------------------------
                                         Owen A. Dempsey
                                         Director, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date:  October 2, 1998                   /s/ Avery W. Catlin
                                         ---------------------------------------
                                         Avery W. Catlin
                                         Vice President, Operations and Finance,
                                         Treasurer and Chief Financial Officer
                                         (Principal Financial and
                                         Chief Accounting Officer)

                                  ENDOGEN, INC.



                               INDEX TO EXHIBITS


Exhibit Number           Description
--------------           -----------

3.1            By-laws, as amended on July 30, 1998.

10.1 Third Loan Modification Agreement dated as of August 27, 1998 between Endogen, Inc. and Silicon Valley Bank.

11.1           Statement Re: Computation of Earnings per Share.

27.1           Financial Data Schedule.

27.2           Restated Financial Data Schedule for the three months ending
               August 31, 1997.

27.3           Restated Financial Data Schedule for the six months ending
               November 30, 1997.