Form 10QSB
period 1998-11-30
ENDOGEN INC
filed 1999-01-14
CIK 894020

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 1998

                                       or

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

                                    Yes  X  No
                                        ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Title                        Shares Outstanding as of January 11, 1999
-----------------------------          -----------------------------------------
Common Stock, $0.01 par value                         3,454,502

Transitional Small Business Disclosure Format (check one):

Yes                                     No  X
    ---                                    ---

                        Exhibit index located on page 17

                                  ENDOGEN, INC.

                                   FORM 10-QSB

                         QUARTER ENDED NOVEMBER 30, 1998
                                TABLE OF CONTENTS


                                                                           Page
PART I - FINANCIAL INFORMATION                                            Number
------------------------------                                            ------

Item 1 - Financial Statements (Unaudited)

     Balance Sheet
         November 30, 1998 and May 31, 1998.................................  3

     Statement of Operations
         for the three months ended November 30, 1998 and November 30, 1997.  4

     Statement of Operations
         for the six months ended November 30, 1998 and November 30, 1997...  5

     Statement of Cash Flows
         for the six months ended November 30, 1998 and November 30, 1997...  6

     Notes to Unaudited Financial Statements................................  7

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations..........................  9


PART II - OTHER INFORMATION
---------------------------

Item 4 - Submission of Matters to a Vote of Security Holders................ 15

Item 6 - Exhibits and Reports on Form 8-K................................... 15

Signatures.................................................................. 16

Index To Exhibits........................................................... 17

PART I  -  FINANCIAL INFORMATION

Item 1.   Financial Statements

                                  ENDOGEN, INC.
                                  BALANCE SHEET

                                                               November 30,          May 31,
                                                                   1998               1998
                                                              --------------        ----------
ASSETS                                                         (unaudited)
Current assets:
    Cash and cash equivalents                                  $1,144,321           $1,175,490
    Accounts receivable, net of allowance for
      doubtful accounts and returns of $50,000
      at November 30, 1998 and May 31, 1998                     1,212,686            1,374,431
    Inventories                                                 2,097,683            1,841,135
    Prepaid expenses and other current assets                     475,357              449,633
    Deferred income taxes                                         151,000              151,000
                                                               ----------           ----------
       Total current assets                                     5,081,047            4,991,689
    Fixed assets, net                                           1,773,501            2,020,063
    Intangible assets, net                                        241,744              299,907
    Deferred income taxes                                         445,000              445,000
    Other assets                                                  147,024              163,662
                                                               ----------           ----------
                                                               $7,688,316           $7,920,321
                                                               ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of term notes payable - bank               $  200,322           $  200,322
    Current portion of capital lease obligations                    7,738                6,917
    Accounts payable and accrued expenses                       1,060,756            1,088,840
                                                               ----------           ----------
       Total current liabilities                                1,268,816            1,296,079
                                                               ----------           ----------

Term notes payable - bank                                          94,900              195,061
Capital lease obligations                                           3,773                7,858
                                                               ----------           ----------
                                                                   98,673              202,919
                                                               ----------           ----------

Stockholders' equity:
    Common stock, $.01 par value; 10,000,000 shares
       authorized; 3,454,502 and 3,442,802 shares
       issued and outstanding at November 30, 1998
       and May 31, 1998, respectively                              34,545               34,428
    Additional paid-in capital                                  6,365,985            6,342,402
    Deferred compensation                                         (78,460)            (100,876)
    Retained earnings (deficit)                                    (1,243)             145,369
                                                               ----------           ----------
               Total stockholders' equity                       6,320,827            6,421,323
                                                               ----------           ----------
                                                               $7,688,316           $7,920,321
                                                               ==========           ==========

                  See notes to unaudited financial statements

                                  ENDOGEN, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended

                                                               November 30,         November 30,
                                                                   1998                1997
                                                              --------------        ------------
REVENUES:                                                      $2,576,183           $2,590,448
                                                               ----------           ----------

COSTS AND EXPENSES:
    Cost of revenues                                              937,216              885,928
    Selling, general and administrative                         1,311,520            1,027,607
    Research and development                                      523,293              411,161
                                                               ----------           ----------
                                                                2,772,029            2,324,696
                                                               ----------           ----------

      Income (loss) from operations                              (195,846)             265,752

Interest income (expense), net                                         29               (3,037)
                                                               ----------           ----------

      Income (loss) before income taxes                          (195,817)             262,715

Income tax provision (benefit)                                    (18,000)              91,000
                                                               ----------           ----------

      Net income (loss)                                        $ (177,817)          $  171,715
                                                               ==========           ==========

  Basic earnings (loss) per share                              $    (0.05)          $     0.05
                                                               ==========           ==========

  Diluted earnings (loss) per share                            $    (0.05)          $     0.05
                                                               ==========           ==========

Shares used in computing:

  Basic earnings (loss) per share                               3,454,314            3,428,461
                                                               ==========           ==========

  Diluted earnings (loss) per share                             3,454,314            3,691,394
                                                               ==========           ==========

                  See notes to unaudited financial statements

                                  ENDOGEN, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                     Six Months Ended

                                                               November 30,         November 30,
                                                                  1998                 1997
                                                               ------------         ------------
REVENUES:                                                      $5,092,763           $4,914,459
                                                               ----------           ----------

COSTS AND
EXPENSES:
    Cost of revenues                                            1,922,540            1,778,992
    Selling, general and                                        2,312,437            1,986,819
    administrative
    Research and development                                    1,002,734              744,500
                                                               ----------           ----------
                                                                5,237,711            4,510,311
                                                               ----------           ----------

      Income (loss) from operations                              (144,948)             404,148

Interest expense, net                                              (1,664)              (6,255)
                                                               ----------           ----------

      Income (loss) before income taxes                          (146,612)             397,893

Income tax provision                                                   --              132,000
                                                               ----------           ----------

      Net income (loss)                                        $ (146,612)          $  265,893
                                                               ==========           ==========

  Basic earnings (loss) per share                              $    (0.04)          $     0.08
                                                               ==========           ==========

  Diluted earnings (loss) per share                            $    (0.04)          $     0.07
                                                               ==========           ==========

Shares used in computing:

  Basic earnings (loss) per share                               3,449,674            3,424,225
                                                               ==========           ==========

  Diluted earnings (loss) per share                             3,449,674            3,637,986
                                                               ==========           ==========

                  See notes to unaudited financial statements

                                  ENDOGEN, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                    Six Months Ended

                                                               November 30,         November 30,
                                                                  1998                  1997
                                                               ------------         ------------
Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                         $ (146,612)          $  265,893
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
            Depreciation and amortization                         467,110              408,114
            Decrease in accounts receivable                       161,745              192,446
            Increase in inventories                              (256,548)            (184,109)
            Increase in prepaid expenses and other assets         (25,724)             (10,125)
            Decrease in accounts payable and accrued expenses     (28,084)            (111,378)
                                                               ----------           ----------

               Net cash provided by operating activities          171,887              560,841
                                                               ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of fixed assets                                   (123,331)            (298,886)
                                                               ----------           ----------

               Net cash used for investing activities            (123,331)            (298,886)
                                                               ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of capital lease obligations and term
       notes payable - bank                                      (103,425)             (76,909)
     Proceeds from borrowings under an equipment
       line of credit with a bank                                      --              167,863
     Proceeds from issuance of common stock                        23,700               54,504
                                                               ----------           ----------

               Net cash provided by (used in)
                 financing activities                             (79,725)             145,458
                                                               ----------           ----------

Net increase (decrease) in cash and cash equivalents              (31,169)             407,413

Cash and cash equivalents, beginning of period                  1,175,490              334,050
                                                               ----------           ----------

Cash and cash equivalents, end of period                       $1,144,321           $  741,463
                                                               ==========           ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                         $   18,360           $   18,551
                                                               ==========           ==========

Cash paid for income taxes                                     $  162,956           $   45,465
                                                               ==========           ==========

                  See notes to unaudited financial statements

                                  ENDOGEN, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.   Basis of Presentation

          The unaudited financial statements of Endogen, Inc. (the "Company" or "Endogen") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's financial position as of November 30, 1998 and the results of operations for the three and six month periods ended November 30, 1998 and November 30, 1997. The results of operations are not necessarily indicative of results for a full year.

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


2.   Inventories

         Inventories consist of the following:

                                                               November 30,
                                                                  1998              May 31, 1998
                                                               ------------         ------------

        Raw materials and supplies                             $  869,638           $  793,872
        Work-in-process                                           288,089              165,771
        Finished goods                                            939,956              881,492
                                                               ----------           ----------
                                                               $2,097,683           $1,841,135
                                                               ==========           ==========


3.   Fixed Assets

         Fixed assets consist of the following:
                                                               November 30,
                                                                   1998             May 31, 1998
                                                               ----------           ------------

        Laboratory equipment                                   $1,181,614           $1,142,160
        Computer and office equipment                           1,058,197              975,033
        Leasehold improvements                                  1,716,458            1,715,745
                                                               ----------           ----------
                                                                3,956,269            3,832,938
        Accumulated depreciation and amortization              (2,182,768)          (1,812,875)
                                                               ----------           ----------
                                                               $1,773,501           $2,020,063
                                                               ==========           ==========

                                  ENDOGEN, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

4.   Intangible Assets

         Intangible assets consist of the following:

                                                               November 30,
                                                                  1998              May 31, 1998
                                                               ------------         ------------
     Acquired technology                                       $  305,290           $  305,290
     Patent costs                                                  68,240               68,240
     License costs                                                421,778              421,778
                                                               ----------           ----------
                                                                  795,308              795,308
     Accumulated amortization                                    (553,564)            (495,401)
                                                               ----------           ----------
                                                               $  241,744           $  299,907
                                                               ==========           ==========

5. Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consist of the following:

                                                               November 30,
                                                                  1998              May 31, 1998
                                                               ------------         ------------

        Accounts payable                                       $  368,155           $  439,215
        Accrued wages                                             211,385              219,026
        Accrued royalties                                          88,808              123,287
        Accrued professional fees                                 382,097              175,620
        Accrued taxes payable                                      10,311              131,692
                                                               ----------           ----------
                                                               $1,060,756           $1,088,840
                                                               ==========           ==========

6.   Borrowings

          In August 1998, the Company's existing $850,000 revolving line of credit agreement with a bank was amended to extend the maturity date to August 1999 and to reduce the interest rate to the prime rate plus 0.5% (9.0% at November 30, 1998). At November 30, 1998, the Company had $850,000 available under this revolving line of credit.

7.   Common Stock

          On November 5, 1998, the stockholders of the Company approved an increase in the number of shares authorized for issuance under the Company's 1992 Stock Plan from 1,000,000 shares to 1,250,000 shares.

                                  ENDOGEN, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion includes forward-looking statements, including, but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors. See "Certain Factors That May Affect Future Results" herein.

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

PERCENTAGE OF REVENUES

                                                    Three Months Ended                   Six Months Ended
                                                       November 30,                        November 30,
                                                    ------------------                  -------------------
                                                    1998          1997                  1998          1997
-----------------------------------------------------------------------------------------------------------

Revenues.....................................      100.0%        100.0%                100.0%        100.0%
Costs and expenses:
  Cost of revenues...........................       36.4%         34.2%                 37.8%         36.2%
  Selling, general and administrative........       50.9%         39.7%                 45.4%         40.4%
  Research and development...................       20.3%         15.9%                 19.7%         15.2%
Income (loss) from operations................       (7.6)%        10.2%                 (2.9)%         8.2%
  Interest income (expense), net.............        0.0%         (0.1)%                 0.0%         (0.1)%
Income (loss) before income taxes............       (7.6)%        10.1%                 (2.9)%         8.1%
  Provision (benefit) for income taxes.......       (0.7)%         3.5%                  0.0%          2.7%
Net income (loss)............................       (6.9)%         6.6%                 (2.9)%         5.4%


             Three Month Period Ended November 30, 1998 As Compared
               with the Three Month Period Ended November 30, 1997
             ------------------------------------------------------

Revenues

For the three months ended November 30, 1998, total revenues were $2,576,183 compared to $2,590,448 during the same period last year, a decrease of $14,265. Domestic and international sales of Endogen branded products increased 10% during the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. This growth was due primarily to increased sales volume from existing Endogen product lines and new product introductions. This increase was offset by a decrease of $203,550, or 24%, in private label sales in the second quarter of fiscal 1999 compared with the second quarter of fiscal 1998 due primarily to economic conditions and competitive pressures in the Japanese diagnostic market which negatively impacted sales to a major private label customer. The Company expects a continued shortfall in sales to this customer in the second half of fiscal 1999 when compared to sales levels in fiscal 1998.

                                  ENDOGEN, INC.

Cost of Revenues

     Cost of revenues was $937,216 for the three months ended November 30, 1998 compared with $885,928 for the same period last year, an increase of $51,288, or 6%. As a percentage of revenues, cost of revenues was 36% and 34% during the three month periods ended November 30, 1998 and 1997, respectively. This increase in cost of revenues as a percentage of revenues was due primarily to additional expenses associated with product launch activities related to the Xplore mRNA kits, changes in the mix of products sold and higher fixed overhead costs.

Selling, General and Administrative Expenses

     Selling, general and administrative expense was $1,311,520 for the three months ended November 30, 1998 compared with $1,027,607 for the same period last year, an increase of $283,913, or 28%. This increase was due primarily to increases in catalog expenses and expenditures for marketing activities associated with the launch of the Xplore mRNA product line and increases in recruiting and consulting expenses. As a percentage of revenues, selling, general and administrative expense increased to 51% of revenues for the three months ended November 30, 1998 compared with 40% for the same period last year. The Company anticipates making continued investments in new product development and product launch activities at similar levels in the second half of fiscal 1999.

Research and Development Expenses

     Research and development expense was $523,293 for the three months ended November 30, 1998 compared with $411,161 for the same period last year, an increase of $112,132, or 27%. Substantially all of the increase in research and development expenditures relates to investment in the mRNA program. Research and development expense increased as a percentage of revenues to 20% for the three months ended November 30, 1998 from 16% for the same period last year. Endogen plans to continue to spend heavily on product development for new products and to upgrade existing products.

Interest Income (Expense), Net

     Net interest income was $29 for the three months ended November 30, 1998 compared with net interest expense of $3,037 for the same period last year. This decrease in interest expense was the result of the reduction in the average outstanding borrowings under term notes payable and capital lease obligations.

Income Taxes

     For the three months ended November 30, 1998, the Company recorded an income tax benefit of $18,000 and for the three months ended November 30,1997, the Company recorded a provision for income taxes of $91,000 based on estimated effective tax rates at November 30, 1998 and 1997, respectively.

              Six Month Period Ended November 30, 1998 As Compared
                with the Six Month Period Ended November 30, 1997
              ----------------------------------------------------

Revenues

   For the six months ended November 30, 1998, total revenues increased to $5,092,763 from $4,914,459 in the same period last year, an increase of $178,304 or 4%. Domestic and international sales of Endogen branded products increased to $3,767,846 during the first six months of fiscal 1999 from $3,494,498 in the same period last year, an increase of 8%. This growth was due primarily to increased sales volume from existing Endogen product lines and new product introductions. This increase was offset in part by a 9% decline in private label sales, which decreased to $1,255,705 in the first six months of fiscal 1999 from $1,376,811 during the first six months of fiscal 1998. This decline was attributable primarily to economic conditions and competitive pressures in the Japanese diagnostic market resulting in decreased sales to one major private label customer. The Company expects a continued shortfall in sales to this customer in the second half of fiscal 1999 when compared to sales levels in fiscal 1998. In August 1998, the Company launched an entirely new line of products, the Xplore mRNA quantification assay kits, which quantitatively measure levels of mRNA.

                                  ENDOGEN, INC.

Cost of Revenues

     Cost of revenues was $1,922,540 for the six months ended November 30, 1998 compared with $1,778,992 for the same period last year, an increase of $143,548 or 8%. As a percentage of revenues, cost of revenues was 38% and 36% in the six month periods ended November 30, 1998 and 1997, respectively. The increase in cost of revenues as a percentage of revenues during the first six months of fiscal 1999 was due primarily to additional expenses associated with product launch activities related to the Xplore mRNA kits, changes in the mix of products sold and higher fixed overhead costs.

Selling, General and Administrative Expenses

     Selling, general and administrative expense was $2,312,437 for the six months ended November 30, 1998 compared with $1,986,819 for the same period last year, an increase of $325,618 or 16%. This increase was due primarily to increases in catalog expenses and expenditures for marketing activities associated with the launch of the Xplore mRNA product line and increases in recruiting and consulting expenses. As a percentage of revenues, selling, general and administrative expense increased to 45% of revenues for the six months ended November 30, 1998 compared with 40% for the same period last year.

Research and Development Expenses

     Research and development expense was $1,002,734 for the six months ended November 30, 1998 versus $744,500 for the same period last year, an increase of $258,234, or 35%. Research and development expense increased as a percentage of revenues to 20% for the six months ended November 30, 1998 from 15% for the same period last year. Substantially all of the increase in research and development expenditure between the six-month periods relates to investment in the mRNA program. Endogen plans to continue to spend heavily on product development for new products and to upgrade existing products.

Interest Income (Expense), Net

     Net interest expense was $1,664 for the six months ended November 30, 1998 compared with net interest expense of $6,255 for the same period last year, a decrease of $4,591 or 73%. This decrease was the result of the reduction in the average outstanding borrowings under term notes payable and capital lease obligations.

Income Taxes

     For the six months ended November 30, 1998, the Company did not record a provision for income taxes and for the six months ended November 30, 1997, the Company recorded a provision for income taxes of $132,000 based on estimated effective tax rates at November 30, 1998 and 1997, respectively.

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

     At November 30, 1998, Endogen's cash and cash equivalent position was $1,144,321, a decrease of $31,169 from May 31, 1998. Endogen has financed its liquidity needs primarily through cash from operations, a working capital line of credit with a bank and term notes payable with a bank. At November 30, 1998, the Company had $850,000 available under a working capital line of credit with a bank. The interest rate on the line of credit is 0.5% above the bank's prime rate (9.0% at November 30, 1998).

Cash Flows from Operating Activities

     Net cash provided by operating activities during the six month period ended November 30, 1998 was $171,887 as compared to $560,841 during the same period last year. For the first six months of fiscal 1999, net cash provided by operating activities consisted primarily of depreciation and amortization of $467,110 and a decrease in accounts receivable of $161,745. This was offset in part by a net loss of $146,612, an increase in inventories of $256,548, an increase in prepaid expenses and other assets of $25,724 and a decrease in accounts payable and accrued expenses of

                                  ENDOGEN, INC.

$28,084. For the first six months of fiscal 1998, net cash provided by operating activities consisted primarily of net income of $265,893, depreciation and amortization of $408,114 and a decrease in accounts receivable of $192,446. This was partially offset by an increase in inventories of $184,109, an increase in prepaid expenses and other assets of $10,125 and a decrease in accounts payable and accrued expenses of $111,378.

Cash Flows from Investing Activities

     Net cash used for investing activities during the six month periods ended November 30, 1998 and 1997 was $123,331 and $298,886, respectively, and consisted of investments in capital equipment.

Cash Flows from Financing Activities

     During the six month period ended November 30, 1998, net cash used for financing activities was $79,725 and consisted of repayments of capital lease obligations and term notes payable of $103,425, offset in part by proceeds from the issuance of common stock of $23,700. During the six months ended November 30, 1997, net cash provided by financing activities was $145,458 and consisted of proceeds of $167,863 from borrowings under an equipment line of credit and $54,504 from the issuance of common stock, offset in part by cash used to decrease borrowings of $76,909.

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

o    Non-Information Technology System

     The Company has not yet made a review of the Year 2000 compliance of its non-information technology systems (i.e., embedded technology such as micro-controllers and processors). These systems include manufacturing, research and development, telecommunications and office equipment which may contain embedded technology. The Company initiated such a review beginning in December 1998 and anticipates completing this review no later than June 1999.

o    Third Party Compliance

     Management believes that the most significant risk to the Company of Year 2000 Issues is the effect such issues may have on its suppliers and customers. In addition, news reports have indicated that various agencies within the federal, state and local governments may have difficulty becoming Year 2000 compliant before the year 2000. The Company has not yet completed its assessment of such third party compliance or undertaken to quantify the effect of such non-compliance or to determine whether such quantification is even possible. The Company began an assessment of the Year 2000 compliance of the various third parties with which it maintains a material business relationship in December 1998 and anticipates completing this assessment no later than June 1999.

     The Company is in the process of quantifying the historical costs incurred and creating an estimate of future costs associated with becoming Year 2000 compliant. The Company plans to have an initial estimate of costs completed by June 1999.

     The Company has not yet begun a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure of the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario and such scenario has not yet been clearly identified. The Company began such an analysis in December 1998 and anticipates completing this analysis no later than June 1999.

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

                                  ENDOGEN, INC.

Certain Factors That May Affect Future Results

     The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-QSB that are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the Company's ability to (i) meet its working capital and future liquidity needs, (ii) successfully implement its strategic growth strategies, (iii) understand, anticipate and respond to rapidly changing technologies, market trends and customer needs, (iv) develop, manufacture and deliver high quality, technologically advanced products on a timely basis to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company, (v) obtain and protect licensing and intellectual property rights necessary for the Company's technology and product development and on terms favorable to the Company, (vi) recruit and retain highly talented professionals in a competitive job market, and (vii) successfully address its Year 2000 Issues as more fully described above. The Company's ability to market and sell its products could also be adversely affected by the emergence of new competitors in the market place and by changes resulting in increased government regulation of the manufacture and sale of its products. In addition, a significant portion of the Company's revenues are attributable to international customers, which may be adversely affected by factors including fluctuations in exchange rates, adverse political and economic conditions, tariff regulation, and difficulties in obtaining export licenses. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission, including, but not limited to, the Company's Annual Report on Form 10-KSB filed on August 28, 1998 and its Quarterly Report on Form 10-QSB filed on October 14, 1998.

                                  ENDOGEN, INC.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     The annual meeting of Stockholders of Endogen, Inc. was held on November 5, 1998. A vote was proposed (1) to elect a Board of Directors to serve for the ensuing year and until their respective successors have been duly elected and qualified, or until their earlier resignation or removal; (2) to fix the size of the Board of Directors at six (6); (3) to approve an amendment to the Company's 1992 Stock Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 1,000,000 shares to 1,250,000 shares; and (4) to ratify the selection of the firm of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending May 31, 1999. The shareholder voting results are as follows:

                                                  Votes         Withheld
                                                   for             votes
                                                ---------        -------
        (1)  Election of:
                Owen A. Dempsey                 3,088,319         74,340
                Wallace G. Dempsey              3,088,003         74,656
                Irwin J. Gruverman              3,077,319         85,340
                Hayden H. Harris                3,088,319         74,340
                Wolfgang Woloszczuk             3,088,319         74,340
                Charles R. Burke                3,088,166         74,493

                                                  Votes           Votes             Votes            Broker
                                                   for           against          abstained         non-votes
                                                ---------        -------          ---------         ---------
        (2)  Fix the size of the Board
         of Directors at six (6)                3,054,340         87,362           20,957              --

                                                  Votes           Votes             Votes            Broker
                                                   for           against          abstained         non-votes
                                                ---------        -------          ---------         ---------
        (3)  Amend 1992 Stock Plan              1,419,785        125,345           16,429           1,601,100

                                                  Votes           Votes             Votes            Broker
                                                   for           against          abstained         non-votes
                                                ---------        -------          ---------         ---------
         (4)  Ratify the selection of
              PricewaterhouseCoopers LLP        3,139,946          8,648           14,065              --


Item 6 - Exhibits and Reports on Form 8-K
     (a) - EXHIBITS

     10.1 Secured Promissory Note by and between Endogen, Inc. and Owen A. Dempsey dated September 24, 1998.

     10.2 Pledge Agreement by and between Endogen, Inc. and Owen A. Dempsey dated September 24, 1998.

     11.1 Statement Re: Computation of Earnings Per Share

     27.1 Financial Data Schedule

     27.2 Restated Financial Data Schedule

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


                                         ENDOGEN, INC.



                                         BY:



Date:  January 14, 1999                  /s/ Owen A. Dempsey
                                         --------------------------------
                                         Owen A. Dempsey
                                         Director, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)




Date:  January 14, 1999                  /s/ Avery W. Catlin
                                         --------------------------------
                                         Avery W. Catlin
                                         Vice President, Operations and Finance,
                                         Treasurer and Chief Financial Officer
                                         (Principal Financial and
                                         Chief Accounting Officer)

                                  ENDOGEN, INC.


                                INDEX TO EXHIBITS

Exhibit Number                Description
--------------                -----------

10.1 Secured Promissory Note by and between Endogen, Inc. and Owen A. Dempsey dated September 24, 1998.


10.2 Pledge Agreement by and between Endogen, Inc. and Owen A. Dempsey dated September 24, 1998.


11.1 Statement Re: Computation of Earnings per Share.


27.1 Financial Data Schedule.

27.2 Restated Financial Data Schedule.