Form 10QSB
period 1999-02-28
ENDOGEN INC
filed 1999-04-14
CIK 894020

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                   FORM 10-QSB

 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended February 28, 1999

                                       or

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

                    Yes  X                          No
                        ---                            ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Title                         Shares Outstanding as of April 8, 1999
------------------------------          --------------------------------------
Common Stock, $0.01 par value                          3,468,202

Transitional Small Business Disclosure Format (check one):

                    Yes                             No  X
                        ---                            ---

                        Exhibit index located on page 17

                                  ENDOGEN, INC.

                                   FORM 10-QSB

                         QUARTER ENDED FEBRUARY 28, 1999
                                TABLE OF CONTENTS


                                                                                    Page
PART I - FINANCIAL INFORMATION                                                    Number
------------------------------                                                    ------
Item 1 - Financial Statements (Unaudited)

     Balance Sheet
         February 28, 1999 and May 31, 1998.......................................... 3

     Statement of Operations
         for the three months ended February 28, 1999 and February 28, 1998 ......... 4

     Statement of Operations
         for the nine months ended February 28, 1999 and February 28, 1998 .......... 5

     Statement of Cash Flows
         for the nine months ended February 28, 1999 and February 28, 1998 .......... 6

     Notes to Unaudited Financial Statements......................................... 7

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations................................... 9


PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K............................................ 15

Signatures........................................................................... 16

Index To Exhibits.................................................................... 17

PART I  -  FINANCIAL INFORMATION

Item 1.   Financial Statements
                                  ENDOGEN, INC.
                                  BALANCE SHEET

                                                                      February 28,          May 31,
                                                                           1999               1998
                                                                     -------------         ------------
ASSETS                                                                 (unaudited)
Current assets:
      Cash and cash equivalents                                        $    864,460        $  1,175,490
      Accounts receivable, net of allowance for doubtful accounts
      and returns of $50,000 at February 28, 1999 and May 31, 1998        1,364,713           1,374,431
      Inventories                                                         2,141,290           1,841,135
      Prepaid expenses and other current assets                             509,014             449,633
      Deferred income taxes                                                 151,000             151,000
                                                                        ------------        ------------
          Total current assets                                            5,030,477           4,991,689
      Fixed assets, net                                                   1,710,834           2,020,063
      Intangible assets, net                                                238,257             299,907
      Deferred income taxes                                                 445,000             445,000
      Other assets                                                          138,705             163,662
                                                                        ------------        ------------
                                                                       $  7,563,273        $  7,920,321
                                                                        ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of term notes payable - bank                     $    178,100        $    200,322
      Current portion of capital lease obligations                            8,184               6,917
      Accounts payable and accrued expenses                               1,253,750           1,088,840
                                                                        ------------        ------------
          Total current liabilities                                       1,440,034           1,296,079
                                                                        ------------        ------------

Term notes payable - bank                                                    83,735             195,061
Capital lease obligations                                                     1,552               7,858
                                                                        ------------        ------------
                                                                             85,287             202,919
                                                                        ------------        ------------

Stockholders' equity:
      Common stock, $.01 par value; 10,000,000 shares authorized;
          3,466,202 and 3,442,802 shares issued and outstanding
          at February 28, 1999 and May 31, 1998, respectively                34,662              34,428
      Additional paid-in capital                                          6,386,688           6,342,402
      Deferred compensation                                                 (67,252)           (100,876)
      Retained earnings (deficit)                                          (316,146)            145,369
                                                                        ------------        ------------
                 Total stockholders' equity                               6,037,952           6,421,323
                                                                        ============        ============
                                                                       $  7,563,273        $  7,920,321
                                                                        ============        ============

           See notes to unaudited financial statements

                          ENDOGEN, INC.
                     STATEMENT OF OPERATIONS
                           (Unaudited)


                                                                Three Months Ended
                                                       February 28,          February 28,
                                                          1999                  1998
                                                     --------------       ---------------
REVENUES:                                             $   2,376,469       $    2,487,755
                                                        ------------        -------------

COSTS AND EXPENSES:
     Cost of revenues                                     1,028,028              980,722
     Selling, general and administrative                  1,088,309              990,837
     Research and development                               573,708              482,230
                                                        ------------        -------------
                                                          2,690,045            2,453,789
                                                        ------------        -------------

         Income (loss) from operations                     (313,576)              33,966

Interest expense, net                                         1,323                4,396
                                                        ------------        -------------

         Income (loss) before income taxes                 (314,899)              29,570

Income tax provision                                              -                9,000
                                                        ------------        -------------

        Net income (loss)                             $    (314,899)      $       20,570
                                                        ============        =============

         Basic earnings (loss) per share              $       (0.09)      $         0.01
                                                        ============        =============

         Diluted earnings (loss) per share            $       (0.09)      $         0.01
                                                        ============        =============

Shares used in computing:
         Basic earnings (loss) per share                  3,459,702            3,440,079
                                                        ============        =============

         Diluted earnings (loss) per share                3,459,702            3,591,533
                                                        ============        =============

           See notes to unaudited financial statements

                          ENDOGEN, INC.
                     STATEMENT OF OPERATIONS
                           (Unaudited)


                                                                  Nine Months Ended
                                                          February 28,      February 28,
                                                             1999              1998
                                                          -----------       ------------
REVENUES:                                               $  7,469,232       $  7,402,215
                                                          -----------        -----------

COSTS AND EXPENSES:
     Cost of revenues                                      2,950,568          2,759,713
     Selling, general and administrative                   3,400,746          2,977,655
     Research and development                              1,576,442          1,226,729
                                                          -----------        -----------
                                                           7,927,756          6,964,097
                                                          -----------        -----------

         Income (loss) from operations                      (458,524)           438,118

Interest expense, net                                          2,987             10,651
                                                          -----------        -----------

         Income (loss) before income taxes                  (461,511)           427,467

Income tax provision                                               -            141,000
                                                          -----------        -----------

        Net income (loss)                               $   (461,511)      $    286,467
                                                          ===========        ===========

         Basic earnings (loss) per share                $      (0.13)      $       0.08
                                                          ===========        ===========

         Diluted earnings (loss) per share              $      (0.13)      $       0.08
                                                          ===========        ===========

Shares used in computing:
         Basic earnings (loss) per share                   3,452,980          3,429,452
                                                          ===========        ===========

         Diluted earnings (loss) per share                 3,452,980          3,634,221
                                                          ===========        ===========

           See notes to unaudited financial statements

                          ENDOGEN, INC.
                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                                                                                          Nine Months Ended

                                                                                     February 28,  February 28,
                                                                                         1999          1998
                                                                                     -----------   ------------
Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                              $  (461,511)  $   286,467
      Adjustments to reconcile net income (loss) to net
           cash provided by operating activities:
                Depreciation and amortization                                            703,116       621,605
                Decrease in accounts receivable                                            9,718       133,413
                Increase in inventories                                                 (300,155)     (133,347)
                Increase in prepaid expenses and other assets                            (59,381)     (144,660)
                Increase (decrease) in accounts payable and accrued expenses             164,910       (41,375)
                                                                                      -----------   -----------

                     Net cash provided by operating activities                            56,697       722,103
                                                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of fixed assets                                                         (248,159)     (360,471)
      Acquisition of license technology                                                  (25,500)           --
                                                                                      -----------   -----------

                     Net cash used for investing activities                             (273,659)     (360,471)
                                                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of capital lease obligations and term notes payable - bank              (138,588)     (111,661)
      Proceeds from borrowings under an equipment line of credit with a bank                  -        167,188
      Proceeds from issuance of common stock                                              44,520        68,518
                                                                                      -----------   -----------

                     Net cash provided by (used in) financing activities                 (94,068)      124,045
                                                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents                                    (311,030)      485,677

Cash and cash equivalents, beginning of period                                         1,175,490       334,050
                                                                                      -----------   -----------

Cash and cash equivalents, end of period                                             $   864,460   $   819,727
                                                                                      ===========   ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                               $    25,340   $    30,193
                                                                                      ===========   ===========

Cash paid for income taxes                                                           $   162,956   $    45,465
                                                                                      ===========   ===========

           See notes to unaudited financial statements

                          ENDOGEN, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.  Basis of Presentation

        The unaudited financial statements of Endogen, Inc. (the "Company" or "Endogen") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's financial position as of February 28, 1999 and the results of operations for the three and nine month periods ended February 28, 1999 and February 28, 1998. The results of operations are not necessarily indicative of results for a full year.

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


2.  Inventories

        Inventories consist of the following:

                                                              February 28,
                                                                  1999                    May 31, 1998
                                                             ---------------             ----------------
       Raw materials and supplies                          $        887,095            $         793,872
       Work-in-process                                              276,912                      165,771
       Finished goods                                               977,283                      881,492
                                                             ---------------             ----------------
                                                           $      2,141,290            $       1,841,135
                                                             ===============             ================


3. Fixed Assets

        Fixed assets consist of the following:

                                                              February 28,
                                                                  1999                    May 31, 1998
                                                             ----------------            ----------------
       Laboratory equipment                                $       1,215,965           $       1,142,160
       Computer and office equipment                               1,096,352                     975,033
       Leasehold improvements                                      1,768,780                   1,715,745
                                                             ----------------            ----------------
                                                                   4,081,097                   3,832,938
       Accumulated depreciation and amortization                  (2,370,263)                 (1,812,875)
                                                             ----------------            ----------------
                                                           $       1,710,834           $       2,020,063
                                                             ================            ================

                          ENDOGEN, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS


4. Intangible Assets

        Intangible assets consist of the following:

                                                              February 28,
                                                                  1999                    May 31, 1998
                                                             ----------------            ----------------
       Acquired technology                                 $         305,290           $         305,290
       Patent costs                                                   68,240                      68,240
       License costs                                                 447,278                     421,778
                                                             ----------------            ----------------
                                                                     820,808                     795,308
       Accumulated amortization                                     (582,551)                   (495,401)
                                                             ----------------            ----------------
                                                           $         238,257           $         299,907
                                                             ================            ================

5. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following:

                                                              February 28,
                                                                  1999                    May 31, 1998
                                                             ----------------            ----------------
       Accounts payable                                    $         402,691           $         439,215
       Accrued wages                                                 287,846                     219,026
       Accrued royalties                                             180,363                     123,287
       Accrued professional fees                                     374,655                     175,620
       Accrued taxes payable                                           8,195                     131,692
                                                             ================            ================
                                                           $       1,253,750           $       1,088,840
                                                             ================            ================

6. Borrowings

      In August 1998, the Company's existing revolving line of credit agreement with a bank (the "Line of Credit") was amended to extend the maturity date to August 1999 and to reduce the interest rate to the prime rate plus 0.5% (8.25% at February 28, 1999). The Line of Credit provides for maximum borrowings of $850,000, adjusted for the Company's eligible receivables, as defined, and other terms and conditions of the agreement. At February 28, 1999, the Company had $618,703 available under the Line of Credit.

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

   Endogen is principally engaged in the development, manufacture and sale of specialty reagents, immuno-assay test kits and molecular research products for pharmaceutical, biotechnology and biomedical research. Endogen's major product lines include over 360 specialty reagents and 74 immuno-assay test kits that measure immune system function in human, mouse, rat, or porcine samples. In August 1998, the Company began to ship Xplore(TM) messenger RNA ("mRNA") quantification assay kits to life science customers, the first mRNA assay kits to provide rapid, sensitive and accurate measurement of gene expression. During the quarter ended February 28, 1999, the Company launched four additional Xplore(TM) mRNA kits resulting in a total of eight mRNA kits now available for sale. Products marketed under Endogen's name are sold directly in the United States and through distributors in over 40 foreign countries. The Company also sells products on a private label basis to customers who market these products under their own brand names.

Results of Operations


   As an aid to understanding Endogen's operating results, the following table shows each item from the statement of operations expressed as a percentage of revenues.

PERCENTAGE OF REVENUES

                                                   Three Months Ended                  Nine Months Ended
                                                      February 28,                       February 28,
                                                  --------------------               ---------------------
                                                   1999         1998                  1999         1998
------------------------------------------------------------------------------------------------------------
Revenues....................................      100.0%       100.0%                100.0%       100.0%
Costs and expenses:
  Cost of revenues..........................       43.3%        39.4%                 39.5%        37.3%
  Selling, general and administrative.......       45.8%        39.8%                 45.5%        40.2%
  Research and development..................       24.1%        19.4%                 21.1%        16.6%
Income (loss) from operations...............      (13.2)%        1.4%                 (6.1)%        5.9%
  Interest expense, net.....................        0.1%         0.2%                  0.1%         0.1%
Income (loss) before income taxes...........      (13.3)%        1.2%                 (6.2)%        5.8%
  Income tax provision......................         --          0.4%                   --          1.9%
Net income (loss)...........................      (13.3)%        0.8%                 (6.2)%        3.9%


             Three Month Period Ended February 28, 1999 as Compared
               with the Three Month Period Ended February 28, 1998

Revenues
   For the three months ended February 28, 1999, total revenues were $2,376,469 compared to $2,487,755 during the same period last year, a decrease of $111,286, or 4.5%, primarily due to inclusion during the third quarter of 1998 of $150,000 in revenue resulting from a one-time license fee associated with a product supply and licensing agreement. Domestic and international sales of Endogen branded products decreased $31,119, or 1.8% during the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. This decrease was offset by an increase of $35,010, or 6.3%, in private label sales in the third quarter of fiscal 1999 compared with the third quarter of fiscal 1998 due primarily to an increase in sales to a major European private label customer.

                          ENDOGEN, INC.



Cost of Revenues
   Cost of revenues was $1,028,028 for the three months ended February 28, 1999 compared with $980,722 for the same period last year, an increase of $47,306, or 4.8%. As a percentage of revenues, cost of revenues was 43.3% and 39.4% during the three month periods ended February 28, 1999 and 1998, respectively. This increase in cost of revenues as a percentage of revenues was due primarily to additional expenses associated with product launch activities related to the Xplore mRNA kits, changes in the mix of products sold and higher fixed overhead costs.

Selling, General and Administrative Expenses
   Selling, general and administrative expense was $1,088,309 for the three months ended February 28, 1999 compared with $990,837 for the same period last year, an increase of $97,472, or 9.8%. As a percentage of revenues, selling, general and administrative expense increased to 45.8% of revenues for the three months ended February 28, 1999 compared with 39.8% for the same period last year. This increase was due primarily to increases in catalog expenses, expenditures for marketing activities associated with the launch of the Xplore mRNA product line, and increases in recruiting and consulting expenses. The Company anticipates making continued investments in new product development and product launch activities at similar levels in the fourth quarter of fiscal 1999.

Research and Development Expenses
   Research and development expense was $573,708 for the three months ended February 28, 1999 compared with $482,230 for the same period last year, an increase of $91,478, or 19.0%. Research and development expense increased as a percentage of revenues to 24.1% for the three months ended February 28, 1999 from 19.4% for the same period last year. Substantially all of the increase in research and development expenditures relates to the investment in the mRNA program. The Company anticipates that research and development expenses will be at similar levels in the fourth quarter of fiscal 1999.

Interest Expense, Net
   Net interest expense was $1,323 for the three months ended February 28, 1999 compared with net interest expense of $4,396 for the same period last year. This decrease in interest expense was the result of the reduction in the average outstanding borrowings under term notes payable and capital lease obligations.

Income Taxes
   For the three months ended February 28, 1999 the Company did not record a provision for income taxes and for the three months ended February 28, 1998 the Company recorded a provision for income taxes of $9,000 based on estimated effective tax rates at February 28, 1999 and 1998, respectively.



              Nine Month Period Ended February 28, 1999 as Compared
               with the Nine Month Period Ended February 28, 1998

Revenues
   For the nine months ended February 28, 1999, total revenues increased to $7,469,232 from $7,402,215 in the same period last year, an increase of $67,017, or 0.9%. Domestic and international sales of Endogen branded products increased to $5,494,875 during the first nine months of fiscal 1999 from $5,252,637 in the same period last year, an increase of $242,238, or 4.6%. This growth was due primarily to increased sales volume from existing Endogen product lines and new product introductions. This increase was offset in part by a $86,095, or 4.5%, decline in private label sales, which decreased to $1,844,354 in the first nine months of fiscal 1999 from $1,930,449 during the first nine months of fiscal 1998. This decline was attributable primarily to economic conditions and competitive pressures in the Japanese diagnostic market resulting in decreased sales to one major private label customer. The Company expects a continued shortfall in sales to this customer in the fourth quarter of fiscal 1999 when compared to sales levels in fiscal 1998.

                          ENDOGEN, INC.


Cost of Revenues
   Cost of revenues was $2,950,568 for the nine months ended February 28, 1999 compared with $2,759,713 for the same period last year, an increase of $190,855, or 6.9%. As a percentage of revenues, cost of revenues was 39.5% and 37.3% in the nine month periods ended February 28, 1999 and 1998, respectively. The increase in cost of revenues as a percentage of revenues during the first nine months of fiscal 1999 was due primarily to additional expenses associated with product launch activities related to the Xplore mRNA kits, changes in the mix of products sold and higher fixed overhead costs.

Selling, General and Administrative Expenses
   Selling, general and administrative expense was $3,400,746 for the nine months ended February 28, 1999 compared with $2,977,655 for the same period last year, an increase of $423,091, or 14.2%. As a percentage of revenues, selling, general and administrative expense increased to 45.5% of revenues for the nine months ended February 28, 1999 compared with 40.2% for the same period last year. This increase was due primarily to increases in catalog expenses, expenditures for marketing activities associated with the launch of the Xplore mRNA product line, and increases in recruiting and consulting expenses.

Research and Development Expenses
   Research and development expense was $1,576,442 for the nine months ended February 28, 1999 versus $1,226,729 for the same period last year, an increase of $349,713, or 28.5%. Research and development expense increased as a percentage of revenues to 21.1% for the nine months ended February 28, 1999 from 16.6% for the same period last year. Substantially all of the increase in research and development expenditure between the nine-month periods relates to investment in the mRNA product development program. Endogen plans to continue to spend heavily on product development for new products and to upgrade existing products.

Interest Expense, Net
   Net interest expense was $2,987 for the nine months ended February 28, 1999 compared with net interest expense of $10,651 for the same period last year, a decrease of $7,664. This decrease was the result of the reduction in the average outstanding borrowings under term notes payable and capital lease obligations.

Income Taxes
   For the nine months ended February 28, 1999, the Company did not record a provision for income taxes and for the nine months ended February 28, 1998, the Company recorded a provision for income taxes of $141,000 based on estimated effective tax rates at February 28, 1999 and 1998, respectively.


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

   At February 28, 1999, Endogen's cash and cash equivalent position was $864,460, a decrease of $311,030 from May 31, 1998. Endogen has financed its liquidity needs primarily through cash from operations, a working capital line of credit with a bank and term notes payable with a bank. At February 28,1999, the Company had $618,703 available under a working capital line of credit with a bank. The interest rate on the line of credit is 0.5% above the bank's prime rate (8.25% at February 28, 1999).

Cash Flows from Operating Activities
   Net cash provided by operating activities during the nine month period ended February 28, 1999 was $56,697 as compared to $722,103 during the same period last year. For the first nine months of fiscal 1999, net cash provided by operating activities consisted primarily of depreciation and amortization of $703,116, an increase in accounts payable and accrued expenses of $164,910 and a decrease in accounts receivable of $9,718. This was offset in part by a net loss of $461,511, an increase in inventories of

                                  ENDOGEN, INC.


$300,155 and an increase in prepaid expenses and other assets of $59,381. For the first nine months of fiscal 1998, net cash provided by operating activities consisted primarily of net income of $286,467, depreciation and amortization of $621,605 and a decrease in accounts receivable of $133,413. This was partially offset by an increase in inventories of $133,347, an increase in prepaid expenses and other assets of $144,660 and a decrease in accounts payable and accrued expenses of $41,375.

Cash Flows from Investing Activities
   Net cash used for investing activities during the nine month periods ended February 28, 1999 and 1998 was $273,659 and $360,471, respectively, and consisted of investments in capital equipment and acquisition of license technology.

Cash Flows from Financing Activities
   During the nine month period ended February 28, 1999, net cash used for financing activities was $94,068 and consisted of repayments of capital lease obligations and term notes payable of $138,588, offset in part by proceeds from the issuance of common stock of $44,520. During the nine months ended February 28, 1998, net cash provided by financing activities was $124,045 and consisted of proceeds of $167,188 from borrowings under an equipment line of credit and $68,518 from the issuance of common stock, offset in part by cash used to decrease borrowings of $111,661.

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

Based on management's current projections, Endogen believes that its financial resources and anticipated cash flow from operations, together with the revolving line of credit currently available, will be sufficient to finance its current and planned operations for at least the next twelve months. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, if at all.

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

o        Information Technology Systems

         - Accounting / Business System. The Company has upgraded the system software to a version which is Year 2000 compliant, but testing has not yet been completed. The Company anticipates completing this testing by June 1999.

                          ENDOGEN, INC.


         - Production System. The Company has upgraded the system software to a version which is Year 2000 compliant, but testing has not yet been completed. The Company anticipates completing this testing by June 1999.

         - Sales Reporting System. The Company has upgraded the system software to a version which is Year 2000 compliant, but testing has not yet been completed. The Company anticipates completing this testing by June 1999.

         - Contact Management System. The Company has upgraded the system software to a version which is Year 2000 compliant, but testing has not yet been completed. The Company anticipates completing this testing by June 1999.

o        Non-Information Technology System

        The Company has not yet completed a review of the Year 2000 compliance of its non-information technology systems (i.e., embedded technology such as micro-controllers and processors). These systems include manufacturing, research and development, telecommunications and office equipment which may contain embedded technology. The Company initiated such a review beginning in December 1998 and anticipates completing this review no later than June 1999.

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

   The Company has not yet completed a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure of the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario and such scenario has not yet been clearly identified. The Company began such an analysis in December 1998 and anticipates completing this analysis no later than June 1999.

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

                          ENDOGEN, INC.


Certain Factors That May Affect Future Results

   The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-QSB that are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the Company's ability to (i) meet its working capital and future liquidity needs, (ii) successfully implement its strategic growth strategies, (iii) understand, anticipate and respond to rapidly changing technologies, market trends and customer needs, (iv) develop, manufacture and deliver high quality, technologically advanced products on a timely basis to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company, (v) obtain and protect licensing and intellectual property rights necessary for the Company's technology and product development and on terms favorable to the Company, (vi) recruit and retain highly talented professionals in a competitive job market, and (vii) successfully address its Year 2000 Issues as more fully described above. The Company's ability to market and sell its products could also be adversely affected by the emergence of new competitors in the market place and by changes resulting in increased government regulation of the manufacture and sale of its products. In addition, a significant portion of the Company's revenues are attributable to international customers, which may be adversely affected by factors including fluctuations in exchange rates, adverse political and economic conditions, tariff regulation, and difficulties in obtaining export licenses. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission, including, but not limited to, the Company's Annual Report on Form 10-KSB filed on August 28, 1998 and its Quarterly Reports on Form 10-QSB filed on October 14, 1998 and January 14, 1999.

                                  ENDOGEN, INC.


PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K
      (a) - EXHIBITS

      10.1 Fourth Loan Modification Agreement dated as of January 27, 1999 by and between Endogen, Inc. and Silicon Valley Bank.

      10.2  1992 Stock Plan, as amended on November 5, 1998 (filed as Exhibit
            4.1 to the Company's Registration Statement No. 333-72871 on Form S-8 and incorporated herein by reference).

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


                                       ENDOGEN, INC.



                                       BY:



Date:  April 12, 1999                  /s/ Owen A. Dempsey
                                       --------------------------------
                                       Owen A. Dempsey
                                       Director, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)




Date:  April 12, 1999                  /s/ Avery W. Catlin
                                       --------------------------------
                                       Avery W. Catlin
                                       Vice President, Operations and Finance,
                                       Treasurer and Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)

                                  ENDOGEN, INC.


                                INDEX TO EXHIBITS

Exhibit Number             Description
--------------             -----------

10.1 Fourth Loan Modification Agreement dated as of January 27, 1999 by and between Endogen, Inc. and Silicon Valley Bank.


10.2        1992 Stock Plan, as amended on November 5, 1998 (filed as Exhibit
            4.1 to the Company's Registration Statement No. 333-72871 on Form S-8 and incorporated herein by reference).


11.1        Statement Re: Computation of Earnings per Share.


27.1        Financial Data Schedule.